Form 10KSB
period 1995-08-31
CHARTWELL CABLE FUND INC
filed 1996-04-05
CIK 824606

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended  August 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
     For the transition period from ______________ to ____________

                            CHARTWELL CABLE FUND, INC.
                (Name of small business issuer in its charter)

     Colorado                            84-1067172
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

20 Chase Street,Lakewood, CO 80226
               (Address of principal executive offices)(Zip Code)
Issuer's telephone number 303 274 1413

Securities registered under Section 12(b) of the Exchange Act: None Title of each class and name of each exchange on which registered: None Securities registered under Section 12(g) of the Exchange Act: None

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes X     No
           -----    ------

     Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year. $0.00

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of the date of this Report, the issuer's common stock is not quoted on any recognized securities exchange or National Association of Securities Dealers, Inc., trading system. There are 113,887 shares held by non-affiliates eligible to trade upon the initiation of quotations for shares of the issuer's common stock.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 865,664 shares of common stock were outstanding as of February, 14, 1996

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 1.  Business

     (a)  General Development of Business.
     (b)  Business of the Registrant.

     The Company was incorporated in the State of Colorado in 1987 to acquire, develop and operate cable television systems. The Company conducted an initial public offering of common stock and common stock purchase warrants which closed in January, 1988 and resulted in net proceeds of approximately $800,000.

     In September, 1988, the Company organized Chartwell Cable of Colorado, Inc.(CCC), for the purpose of conducting cable operations. In 1990, CCC completed construction of two cable systems in Larimer and Weld Counties, Colorado. These systems in rural, northeast Colorado had a combined total of approximately eighty miles of cable and 800 subscribers. In December, 1994, the Company sold its Larimer and Weld County, Colorado cable systems to Galaxy Management, Inc., an unaffiliated third party for approximately $740,000 of which $50,000 was placed in escrow for one year to cover contingencies.

     In 1992, CCC entered into an agreement with a Denver, Colorado apartment complex to operate the complex's 960 unit cable television system. In March, 1994, the Company sold its interest in the apartment complex system to an unaffiliated company for $228,000. Of this amount $53,500 was paid to the owner of the complex, $7,500 was escrowed for one year to cover taxes and approximately $160,000 was received by the Company and used to repay loans and as working capital for the golf equipment business described below.

     In November, 1993, the Company established Chartwell Products, Inc., as a wholly owned subsidiary in order to pursue the manufacturing and marketing of a golf practice and training product, Cyberswing Tee Box. The Company's President had developed the product at his own expense and on October 1, 1993, licensed the patent and intellectual property rights to the Tee Box to Chartwell Products, Inc., in exchange for reimbursement of patent application costs of approximately $10,000. Mr. Ober had filed two patent applications in the United States Patent Office with respect to the product. As of the date of this report, no patents have been issued and there is no assurance that patents will be issued. The license agreement also required the Company to sell a minimum number of units during the agreement's second, third and fourth years.

     In November, 1994, Chartwell Products, Inc., sold all of the assets of Chartwell Products, Inc., and A. Clinton Ober, the Company's President assigned the patent and intellectual rights from the Tee Box to Recreative Technologies Corporation, an unaffiliated third party. The principal terms of these agreements are that the Buyer paid to Chartwell Products, Inc., approximately $90,000 based upon inventory. The Buyer also agreed to pay to Chartwell Products, Inc., a 5% royalty on annual sales up to $3,000,000 and a 3% royalty on annual sales in excess of $3,000,000. As of the date of this report, no royalty payments have been made.

     As a result of the sale of cable and golf product businesses, the Company now has no operations.  The sale of the unprofitable cable systems eliminated a continuing source of losses and the sale of the golf product business relieved the Company of the time and expense of manufacturing and marketing for which it did not have sufficient capital to pursue.  The proceeds of these sales have been used to pay-off the Company's debts and certain previously deferred related party obligations (Please see Related Transactions, page 9) as well as attorney and auditing fees necessary to present this report.  Since the beginning of 1995, the Company has been seeking businesses or business opportunities which can take advantage of the Company's status as a publicly held corporation.  Management is seeking privately held merger or reverse acquisition candidates  who desired to reorganize with a publicly held corporation.  Management based this business plan on the supposition that the

Company's shareholder distribution and status as a publicly held corporation were valuable attributes advantageous to a privately held business seeking to establish a market value for equity securities of their business and access to public capital markets. The Company's targeted candidates were companies either unable or unwilling to incur the cost and delay of a traditional underwritten initial public offering. Management will utilize its best judgement to evaluate candidates to determine the viability of any proposed reorganization and the benefit to the shareholders of the Company.

     During February, 1995 the Company entered into negotiations with a privately held business engaged in oil and gas development and production in the State of Illinois. In preparation for entering into a reorganization agreement with this business, the Company held a shareholders meeting on March 31, 1995. At this meeting, the shareholders approved increasing the authorized capital stock of the Company to 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. The shareholders also approved entering into a reorganization with the oil company and changing the name of the Company to reflect the reorganization. Finally the shareholders also approved a four to five reverse split of the outstanding shares of the Company's common stock subject to completion of the proposed reorganization. However, no preliminary or definative reorganization agreement was ever executed and the Company has terminated its negotiations. As and when negotiations with any third party result in a definative reorganization agreement, the Company will file a current report on form 8-K.

Competition

     The market for a company such as the Company which is seeking to reorganize itself with a privately held business as an alternative to going public by a traditional underwritten public offering is limited and there are numerous publicly held companies which for one reason or another have ceased to have active business operations who are competing for the reorganization candidates. Locating such candidates and concluding a reorganization is highly dependant upon the business contacts of the public company's management. In this respect the Company believes that it has several competitive advantages. Its management has many years of business experience and has a well respected reputation in the business community. The Company is also virtually debt free with no contingent or potential liablities, it has in excess of 1,000 shareholders.



Regulation

     The Company is subject to regulation by the Securities and Exchange Commission with respect to its status as a publicly held corporation. In addition it is regulated by the State of Colorado as a Colorado corporation. It is highly likely that as and when a reorganization occurs, the Company will become subject to whatever regulation the private business is subject to. In addition, as and when the Company can re-establish a public market for its common stock, it may also become subject to greater regulation.

Employees

     The Company had no full time employees as of February 29, 1996. Affairs of the Company are managed by the Company's President and Secretary as necessary.

Item 2.  Properties

     The Company's executive offices are located at 20 Chase Street, Suite
2100, Lakewood, Colorado 80215 and its telephone number is (303) 274 1413.  The

Company's office space is provided by the Company's secretary at no additional expense to the Company.

Item 3.  Legal Proceedings

     There are no pending legal proceedings involving the Registrant or its wholly owned subsidairy nor is the Registrant aware of any threatened legal proceedings to which the Registrant or its subsidairy is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.

     During February, 1995 the Company entered into negotiations with a privately held business engaged in oil and gas development and production in the State of Illinois. In preparation for entering into a reorganization agreement with this business, the Company held a shareholders meeting on March 31, 1995. At this meeting, the shareholders approved increasing the authorized capital stock of the Company to 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. The shareholders also approved entering into a reorganization with the oil company and changing the name of the Company to reflect the reorganization. Finally the shareholders also approved a four to five reverse split of the outstanding shares of the Company's common stock subject to completion of the proposed reorganization. However, no preliminary or definative reorganization agreement was ever executed and the Company has terminated its negotiations.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     (a) Principal Market or Markets. The Registrant's Common Stock is not presently traded on any established market. As of February 29, 1996 there are 751,777 shares of restricted common stock outstanding which have been held in excess of three years. Howwever these share are not eligible for the removal of transfer restriction pursuant to Rule 144(k) due to the fact that they are held by Chartwell Capital Corporation which is an affiliate of the Registrant. There are no other restricted shares outstanding as of February 29, 1996. There are no outstanding options or warrants to purchase or securities convertible into the common stock of the Company.

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Registrant's $.10 par value stock at February 29, 1996 was 1,188.

     (c) Dividends. Holders of Common Stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's Common Stock and no dividends are anticipated to be paid in the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     During the fiscal year ended August 31, 1994 and in the first quarter of the fiscal year ended August 31, 1995, the Company sold all of its operations and has paid off substantially all of its liabilities. Since August, 1990, the Company owned and operated cable television systems in Colorado. During 1993, the Company established a subsidiary to market and manufacture a golf practice product. However the cable systems did not generated sufficient revenue for the Company to realize a profit and during the fiscal year ended August 31, 1994, Management determined that the Company had insufficient resources for the manufacture and marketing of the golf product. As a result, Management began seeking purchasers for these operations and in November and December, 1994 sales of these operations were concluded. As a result of these sales, these operations have been accounted for as discontinued operations during the fiscal year ended August 31, 1994 and have been restated in the prior year's statements of operations and cash flows to reflect the discontinuation.

     The proceeds of the sale of the discontinued operations were used to pay off substantially all of the Company's liablilities. In addition the Company has transferred ownership of all of its subsidiaries to the Company's parent corporation Chartwell Capital Corp. Management believes that as restructured, the Company is an attractive candidate for a privately held business seeking to reorganize with a publicly owned corporation such as the Company.




Liquidity

     During the year ended August 31, 1995, the Company incurred a net loss of $132,487. This consisted of an adjusted loss of $167,436 on continuing operations and a gain of $34,949 on discontinued operations. The Company had cash of $169,776 as of the fiscal year ended August 313, 1995 and as a result has not had to continue borrowing from related parties. The Company believes its cash reserves are sufficient for the purpose of seeking and consumating a reorganization agreement with a third party.

     During the year ended August 31, 1994, the Company borrowed $50,000 each from its President and one of its directors. These loans in addition to prior loans by the Company's President resulted in a total of $258,435 in notes payable and accrued interest to related parties. In February, 1995, proceeds of the sales of the discontinued businesses discussed below were used to repay these loans as well as to pay the related party management fee of $60,000 for the fiscal year ended August 31, 1994 and $37,050 in connection with services rendered on the sale of the cable systems to Chartwell Capital Corporation. As a result of the sales of the discontinued businesses and payment of outstanding liabilities with the proceeds thereof, the Company has eliminated the sources of continuing losses and presently has no significant outstanding liabilities.

Capital Resources

     In March, 1994 the Company sold its apartment complex cable system and in November and December 1994, the Company sold its golf products business and its Larimer and Weld County Colorado cable systems. The apartment complex cable system was sold for $228,000 resulting in a net gain of $49,060. The Larimer and Weld County cable systems were sold for $741,000 resulting in a gain of approximately $80,000. The golf products business was sold for approximately $90,000 resulting in a net loss of approximately $64,000. The net proceeds were used to pay outstanding notes payable and accounts payable. Therefore as of the date of this report, the Company has no capital resources other than its cash reserve. However Management believes that these sales and the use of proceeds thereof to virtually eliminate the Company's liabilities leaves the Company in an advantageous position to capitalize on its publicly held status by reorganizing with a privately held business.

Results of Operations

     The loss from operations during the fiscal year ended August 31, 1995 are a result primarily of the general and administrative expenses incurred during the process of discontinuing its businesses. As of the date of this report, the Company's only operations are to seek out and conclude a reorganization with a privately held company. Management anticipates that losses will continue as a result of continuing general and administrative expenses but that such losses shall be substantially reduced. The discontinued businesses which the Company sold had resulted in a loss from operations of approximately $220,000 during the fiscal year ended August 31, 1994. The Company also incurred a loss of $94,000 from continuing operations for a total net loss of $314,000.

Item 7.   Financial Statements

     The following financial statements are filed as part of this Annual Report on Form 10-KSB:

          (1) Audited Financial Statements for the Registrant for the fiscal years ended August 31, 1995 and August 31, 1994.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure: None.

                                   Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

      (a)(1)-(a)(3) Identification of Directors and Executive Officers.

      The following table sets forth the names and ages of all Directors and Executive officers of the Registrant and all persons nominated or chosen to become a Director or an Executive Officer, indicating all positions and offices with the Registrant held by each such person and the period during which he has served as a Director or Executive Officer:

Name                 Age     Position                  Term of Office
- ----                 ---     --------                  ---------------

A. Clinton Ober      51      President, Chairman       9/87 to Present
                             of the Board of
                             Director

Daniel G. Buller     43      Vice President, Secretary
                             and Treasurer             8/91 to Present


Charles A. Downing   51      Director                  11/91 to Present


Peter C. TenEyck     36      Director                  12/93 to Present


         The directors of the Company are elected to hold office until the next annual meeting of Shareholders and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified. There is no arrangement or understanding between any Director or Executive Officer or nominee for Director or Executive Officer of the Registrant and any other person or persons pursuant to which such Director or Executive Officer was or is to be selected as a Director or Executive Officer or nominee for Director or Executive Officer. The Registrant has no executive committee.






(a)(4) Business Experience

A. Clinton Ober -- President and Chairman of the Board of Directors.

         Mr. Ober has been employed by the Company since 1977.  From 1977 until
August 1987, Mr. Ober was President and Chairman of the Board of Telecrafter
Corporation (TLCR), Lakewood, Colorado, a company which he founded.  TLCR is a publicly-held, national cable television services company that specializes in marketing, auditing, and intstallations for cable television system operators.
In 1988 TLCR was merged into Wegener Communications, Inc.  From 1973 to 1976
Mr. Ober was employed as director of marketing for Tele-Communications, Inc.,
(TCI), Englewood, Colorado, currently the largest publicly owned multiple cable television system operators in the United States.  From November 1985 until his resignation in March 1988, Mr. Ober served as a director of Automated Scanning,
Inc., a publicly held company in the business of selling document conversion services.  From February 1985 until his resignation in March 1988, Mr. Ober also served as a director of Satellite Information Systems Company, a publicly company in the business of developing software for the communications industry
and the electronic distribution of information.  Mr. Ober is an officer and director of Chartwell Capital Corporation, a publicly held corporation which is the majority shareholder of the Registrant.


Daniel G. Buller -- Vice President, Secretary and Treasurer. Mr. Buller has was employed by Chartwell Cable of Colorado, Inc., one of the Registrant's subsidairies from August 1991 until the operations were sold in December, 1994. He was employed from 1989 to 1990 by R.L. Morris & Associates, Inc., as the accounting department supervisor in charge of all accounting operations. From 1984 to 1989, he was employed by Joanne Marshalls Accounting and Consulting Service as a full-charge accountant responsible for 25 small business accounts on a monthly basis. Mr. Buller has a degree in Management Accounting from Midwest Business College.


Charles A. Downing -- Director    Mr. Downing is currently a consultant/broker
for the telecommunications industry. From 1986 to 1989 Mr. Downing was a communications broker with Clifton Gardiner & Associates, Denver, Colorado. He was responsible for the brokerage activities in four communications industries: private cable (SMATV), multiple channel microwave distribution service (MMDS) and two areas in the radio common carrier industry (RCC), pager and cellular telephone. Mr. Downing has a B.S. in Business Administration, Marketing and Computer Science from California State University. Mr. Downing is a Director of Chartwell Capital Corporation, the majorithy shareholder of the Registrant.


Peter C. TenEyck -- Director      Mr. TenEyck has served as the Director of
Marketing for Crosspoint Productions, a post production facility since June, 1989. His duties include development and implementation of all marketing functions for Crosspoint including advertizing, sales and promotions. Prior to his involvement with Crosspoint, Mr. TenEyck has also produced cable and television programming for Rand McNally, ESPN and many other programs and commericals. Mr. TenEyck is a Director of Chartwell Capital Corporation, the majorithy shareholder of the Registrant. Mr. TenEyck has a B.S. from the University of Colorado.

(a)(5) Directorship. Except as noted above, No Director or nominee for Director currently holds a Directorship in any company subject to the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(b)Identification of Certain Significant Employees. The Registrant does not employ any person, other than the above-named Executive Officers, who make or are expected to make significant contributions to the business of the Registrant.

(c) Family Relationships. There are no family relationships between any Director or Executive Officer or person nominated or chosen by the Registrant to become a Director or Executive Officer.

(d) Involvement in Certain Legal Proceedings. No event nor legal proceeding occurred during the past five years which is material to an evaluation of the ability or integrity of any Director (or persons nominated to become Directors of the Registrant).

Item 10. Executive Compensation
(a)      (1)   General Information

         During the fiscal years ended August 31, 1995, 1994, 1993 and 1991, the Company's Chief Executive Officer received no compensation and no other officer received compensation in excess of $100,000.

         The Registrant has a management agreement with Chartwell Capital Corporation (Capital), the Registrant's principal shareholder, whereby Capital provided the Company with services related to corporate administration, including legal, accounting, bookkeeping, finance and secretarial services and related administrative services. During the year ended August 31, 1992, the Company issued 647,777 shares of its common stock to Capital as repayment for a $411,000 note payable, $113,742 of accrued interest on the note and $58,200 ($30,000 for the year ended August 31, 1992) of accrued but unpaid administrative management fees. In March 1995, the Registrant paid $60,000 to Capital for its management services only for the fiscal year ended August 31, 1994.

         Daniel G. Buller, Vice President, Secretary and Treasurer was paid a salary of approximately $25,000 for the fiscal year ended August 31, 1995.

(b)      Summary Compensation Table:    Omitted due to no compensation being
                                        paid.



(c)(d) & (e)   Option/Stock Appreciation Rights Grants-Options/SAR Exercise and
               Fiscal Year Value-Long Term Incentive Plan Awards Tables

         The Registrant has no retirement, pension, profit sharing or insurance or medical reimbursement plans covering its officers and directors, and does not contemplate implementing any such plans at this time.

(f)      Compensation of Directors.

         (1) Standard Arrangements. The Registrant does not reimburse Directors for all travel expenses incurred in attending meetings. No expenses were reimbursed or accrued for the fiscal year ending August 31, 1995.

         (2) Other Arrangements. There are no other arrangements pursuant to which the Registrant's Directors receive remuneration from the Registrant for services as a Director.

(g) Employment Contracts and Termination of Employment and Change of Control Arrangement.

         Except as noted above, the Registrant has no agreement or understanding, express or implied, with any officer, director or any other person regarding employment with the Registrant or compensation for service. Compensation of officers and directors is determined by the Registrant's Board of Directors and is not subject to shareholder approval. The Registrant has no remuneration plan or arrangement, including payments to be received from the Registrant, with respect to any individual named in paragraph (a) of this Item for the latest or the next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant, or from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         The following table sets forth the number of shares of the Registrant's $.10 par value stock owned by each person who as of February 29, 1996 was known by the Registrant to own beneficially more that 5% of its outstanding Common Stock and the ownership of all Officers and Directors of the Company, individually and as a group.

                             Amount and Nature         Percent
Name and Address of          Beneficial                of
of Beneficial Owner          Ownership                 Class (1)
- -------------------        ------------------       ----------

Chartwell Capital Corp.            751,777             86.8%
4138 Timbervale Dr.
Evergreen, CO 80439

A. Clinton Ober                   751,777*             86.8%
4138 Timbervale Dr.
Evergreen, CO 80439

Charles A. Downing                 751,777*            86.8%
4138 Timbervale Dr.
Evergreen, CO 80439

Peter C. TenEyck                  751,777*             86.8%
4138 Timbervale Dr.
Evergreen, CO 80439

Officers and Directors            751,777              86.8%
as a group (3 persons)

* A. Clinton Ober beneficially owns 52.8% of Chartwell Capital Corporation and is an officer and director of that corporation. Charles A. Downing and Peter C. TenEyck are also directors of Chartwell Capital Corporation. Therefore these three individuals are deemed beneficial owners of the 751,777 shares held by Chartwell Capital Corporation.

(c) Changes in Control. There has been no change in control of the Registrant during the fiscal year ended August 31, 1995.

Item 12. Certain Relationships and Related Transactions

(a)(b) Transactions with Management and Others. On October 7, 1991, the Company borrowed $100,000 from its President in the form of a note payable. This note was secured by substantially all of the Registrant's cable television systems and related equipment. This note was payable in monthly installments and accrued interest at 10.5% annually. In January, 1995, the balance of $104,623 in unpaid principal and accrued interest was repaid.

  On June 8, 1992, the Company borrowed $40,250 from its President in the form of a note payable. This note was secured by substantially all of the Registrant's cable television systems and related equipment. This note was payable on demand and accrued interest at 17% compounded monthly. In February, 1995, the balance of $63,150 in unpaid principal and accrued interest was repaid.



  In October 1992, the Company borrowed $35,000 and $16,000 from its President in the form of two notes payable.  These notes were secured by substantially all of the Registrant's cable television systems and related equipment.  These
notes were payable on demand and accrued interest at 17%.  In February, 1995, the balances of $49,546 and $22,565 respectively in unpaid principal and accrued interest was repaid for both notes.

         In June 1993, the Company borrowed $22,500 from its President in the form of a note payable. This note was secured by substantially all of the Registrant's cable television systems and related equipment. This note was payable on demand and accrued interest at 17%. In February, 1995, the balance of $28,742 in unpaid principal and accrued interest was repaid.

         An additional $5,000 was borrowed in June 1993 from the wife of the Registrant's president. This note is payable on demand and accrued interest at 10%. In December, 1994, the balance of $5,780 in unpaid principal and accrued interest was repaid.

         In December 1993, the Company borrowed $50,000 from its President in the form of a note payable. This note was payable on demand and accrued interest at 17%. In April 1994, the balance of $52,096 in unpaid principal and accrued interest was repaid.

         In March of 1994, the Company borrowed $50,000 from Charles Downing in the form of a note payable. The note was payable on demand and accrued interest at the rate of 10%. In January 1995 the balance of $54,192 in unpaid principal and accrued interest was paid.

         The Registrant has a management agreement with Chartwell Capital Corporation (Capital), the Registrant's principal shareholder, whereby Capital provided the Company with services related to corporate administration, including legal, accounting, bookkeeping, finance and secretarial services and related administrative services. During the year ended August 341, 1992, the Company issued 647,777 shares of its common stock to Capital as repayment for a $411,000 note payable, $113,742 of accrued interest on the note and $58,200 ($30,000 for the year ended August 31, 1992) of accrued but unpaid administrative management fees. In March 1995, the Registrant paid $60,000 to Capital for its management services during the fiscal year ended August 31, 1994.

         In August and September of 1992, the Company's President incurred the financing debt and purchased three trucks and subsequently leased the trucks to Chartwell Cable of Colorado, Inc., for use in the cable operations. The Company had then made the monthly finance payments directly to the financial institutions. In December 1994, the Company repaid the financing of two trucks in the amount of $9,728 and repaid the financing of the third truck in January 1995 in the amount of $13,691.
     During fiscal year ended August 31, 1994 and through January, 1995 the Registrant's principal office was located at 4138 Timbervale Drive, Evergreen, Colorado. This office space had been leased from A. Clinton Ober, the Registrant's president, on a month to month basis since August, 1992 for $850 per month.

(c) Parent Company of the Registrant. Chartwell Capital Corporation owns 751,777 shares of the Registrant's common stock which represents 86.8% of the Registrant's outstanding common stock. In addition, A. Clinton Ober, president of the Registrant, owns approximately 53% of the outstanding common stock of the Registrant's parent, Chartwell Capital Corporation.

(d)  Transactions with Promoters.  Not Applicable.

Item 13. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report.

3.1 Articles of Incorporation: Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-18174-D.

3.2 By-Laws: Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-18174-D.

Exhibit (27)  FINANCIAL DATA SCHEDULE

(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1995.

HOLBEN, BOAK, COOPER & CO.
Certified Public Accountants             1720 S. Bellaire Street, Suite 500
Professional Corporation                 Denver, Colorado  80222
                                         (303) 759-2727 Fax (303) 759-2728




          INDEPENDENT AUDITORS' REPORT





     The Board of Directors
      and Stockholders
     Chartwell Cable Fund, Inc. and Subsidiaries
     Lakewood, Colorado

     We have audited the accompanying consolidated balance sheets of Chartwell Cable Fund, Inc. and Subsidiaries as of August 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chartwell Cable Fund, Inc. and Subsidiaries as of August 31, 1995 and 1994, and the results of their operations and cash flows for the years ended August 31, 1995 and 1994 in conformity with generally accepted accounting principles.


              JAMES BOAK
          ------------------------

          HOLBEN, BOAK, COOPER & CO.

     Denver, Colorado
     October 25, 1995

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    AUGUST 31, 1995 AND 1994



                             Assets

                                            1995          1994
                                          --------      --------

Current assets:
 Cash                                     $169,776      $  7,746
 Accounts receivable, other                 25,023         7,700
 Accounts receivable, related parties        5,000             -
 Marketable securities (Note 1)                  -         2,375
 Net assets of discontinued businesses
   (Note 2)                                      -       277,603
                                        ----------       -------
     Total current assets                  199,799       295,424

Property and equipment, net of
 accumulated depreciation
   (Notes 2 and 4)                             434        15,856
                                         ---------      --------
                                          $200,233      $311,280
                                         =========      ========



                      (Statement continues)

                   CONSOLIDATED BALANCE SHEETS
                    AUGUST 31, 1995 AND 1994



              Liabilities and Stockholders' Equity

                                            1995          1994
                                          --------      --------

Current liabilities:
 Accounts payable and accrued expense$         555  $        816
 Accounts payable, related parties
  (Note 8)                                  30,000             -
                                       ----------- -------------
     Total current liabilities              30,555           816

Minority interest in consolidated
 subsidiary (Note 3)                        36,721        45,020

Commitments (Notes 5 and 6)

Stockholders' equity (Notes 1 and 7):
 Preferred stock, $.10 par value,
  10,000 shares authorized, none issued
  and outstanding                                -             -
 Common stock, $.10 par value, 2,000,000
  shares authorized, 865,664 shares issued
  and outstanding at 1995 and 1994          86,566        86,566
 Additional paid-in capital              1,574,447     1,574,447
 Accumulated (deficit)                 (1,528,056)   (1,395,569)
                                       -----------   -----------
     Total stockholders' equity            132,957       265,444
                                       -----------   -----------

                                      $    200,233   $   311,280
                                       ===========   ===========

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED AUGUST 31, 1995 AND 1994
                          (SEE NOTE 2)


                                            1995        1994
                                         ------------ ----------

Revenue                                  $          -  $       -

Operating expenses:
  General and administrative                  154,546     90,172
  Interest                                      5,671          -
  Depreciation                                  6,352      6,326
  Write down of equipment                       8,900          -
                                         ------------ ----------
                                              175,469     96,498

     Operating (loss)                       (175,469)   (96,498)

Other expense, writedown of investments         (266)    (7,325)

Minority interest in loss of consolidated
  subsidiary                                    8,299      9,770
                                         ------------ ----------

(Loss) from continuing operations           (167,436)   (94,053)

Discontinued operations (Note 2):
 Loss from cable system and golf product
  operations                                 (53,900)  (204,703)
 Gain on sale of Fairways cable system              -     49,060
 Gain on sale of Larimer and Weld Cable
  Systems                                      88,838          -
 Gain (loss) on disposal of golf product
   manufacturing operation                         11   (64,000)
                                         ------------ ----------

     Gain (loss) from discontinued
      operations                               34,949  (219,643)
                                         ------------ ----------

Net (loss)                                 $(132,487) $(313,696)
                                         ============ ==========


Gain (loss) per common share (Note 1):
 Continuing operations                      $     (.19) $    (.11)
 Discontinued operations                           .04       (.25)
                                                 ------     -----
 Net (loss) per common share (Note 1)       $     (.15) $    (.36)
                                                 ======     =====

Weighted average number of common shares
  outstanding (Note 1)                        865,664    865,664
                                              =======    =======

            CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED AUGUST 31, 1995 AND 1994



                                      Additional      Total
                       Common Stock     Paid-In      Accumulated  Stockholders'
                     Shares     Amount  Capital       (Deficit)      Equity
                 -----------   -------- -----------  ------------   ----------



Balances,
 August 31, 1993     865,664   $86,566  $1,574,447   $(1,081,873)    $ 579,140

Net (loss)                 -         -           -      (313,696)    (313,696)
                 -----------   -------- -----------  ------------   ----------


Balances,
 August 31, 1994     865,664    86,566   1,574,447    (1,395,569)      265,444

Net (loss)                 -         -           -      (132,487)    (132,487)
                 -----------   -------- -----------  ------------   ----------


Balances,
 August 31, 1995     865,664   $86,566  $1,574,447   $(1,528,056)    $ 132,957
                 ===========   ======== ===========  ============   ==========

            CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED AUGUST 31, 1995 AND 1994



                                                        1995        1994
                                                      ----------  ----------
Cash flows from operating activities:
  Net (loss)                                         $(132,487)  $(313,696)
      Adjustments to reconcile net (loss) to net
      cash provided (used) by operating activities:
       Depreciation                                       6,352       6,326
       Minority interest in loss                        (8,299)     (9,770)
       Loss on securities                                   266           -
       Write down of equipment                            8,900           -
       Change in operating assets and liabilities
        excluding the effects of divestitures:
          Accounts receivable                          (22,323)     (7,700)
          Marketable securities                               -     (9,700)
          Accounts payable                               29,739           -

     Discontinued businesses:
        Operating cash provided                               -      47,837
        Estimated loss on golf product operation              -      64,000
        Gain on sale of discontinued businesses        (88,849)    (49,060)
        Depreciation                                     46,121     140,919
                                                       ----------  ----------


     Net cash (used) by operating
      activities                                      (160,580)   (113,819)
                                                      -----------  ----------



Cash flows from investing activities:
  Additions to property and equipment                       170       (419)
  Proceeds from sale of securities                        2,109           -
  Proceeds from sale of discontinued businesses         756,240     146,647
  Cash used by discontinued businesses                (202,739)    (51,077)
                                                      -----------  ----------


     Net cash provided by investing
      activities                                        553,671      95,151
                                                      -----------  ----------


                     (Continued on next page)

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED AUGUST 31, 1995 AND 1994
                           (CONTINUED)



                                                         1995        1994
                                                      -----------  ----------

Cash flows from financing activities:
  Cash borrowed by discontinued businesses          $          -   $100,000
  Debt repayment by discontinued businesses            (233,424)   (77,334)
                                                      -----------  ----------


     Net cash provided (used) by financing
       activities                                      (233,424)     22,666
                                                      -----------  ----------

     Net increase (decrease) in cash                     162,030      3,998

Cash, beginning of period                                  7,746      3,748
                                                      -----------  ----------

Cash, end of period                                    $ 169,776  $   7,746
                                                      ===========  ==========

Supplemental disclosure of cash flow
  information:
     Cash payments for interest                         $ 71,406   $  8,072
                                                         ========   ========

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note   1    -     Organization and summary of significant accounting policies

            Organization

            Chartwell Cable Fund, Inc. (the "Company" or "Cable Fund") was incorporated in Colorado on September 17, 1987 and has been engaged in the operation of cable systems in Larimer and Weld Counties, Colorado and an apartment complex in Denver, Colorado through Chartwell Cable of Colorado, Inc. ("Chartwell Cable"), a 90.15% owned subsidiary of the Company. On November 8, 1993, Chartwell Products, Inc. ("Chartwell Products") was incorporated in Colorado as a 100% owned subsidiary of the Company. In 1994, the Company began manufacturing and selling a golf practice product through Chartwell Products.

            In March 1994, the Company sold its apartment complex cable system. In November and December 1994, the Company sold its golf product operation and its Larimer and Weld County cable systems, respectively.

            Consolidation

            The accompanying consolidated financial statements include the accounts of the Company, Chartwell Cable and Chartwell Products. All significant intercompany balances and transactions have been eliminated in consolidation.

            Marketable securities

            Investments are presented in the financial statements at the lower of cost or fair market value. Investments were comprised of common stocks of companies that are traded locally and which the Company intended to sell in the near term. As of August 31, 1994, cost approximates market. Realized net losses for the years ended 1995 and 1994 were $266 and $7,325, respectively.

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)



Note   1    -     Organization and summary of significant accounting policies
            (continued)

            Property and equipment

            Property and equipment is stated at cost. Assets acquired under capital leases are recorded at the present value of future lease payments. Depreciation is calculated using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease:

                      Buildings                     10 to 40 years
                      Cable receiving and distribution
                       systems                       9 to 15 years
                      Manufacturing equipment              5 years
                      Support equipment              3 to 15 years

            Depreciation for the years ended August 31, 1995 and 1994 was as follows:

                                         1995         1994
                                       --------     --------
                Cable systems
                 (discontinued)         $40,094     $124,764
                Golf product manu-
                 facturing equipment
                 (discontinued)           6,027       11,155
                Corporate                 6,352        6,326
                                       --------     --------
                                       $ 52,473     $142,245
                                       ========     ========

            (Loss) per share

            (Loss) per share calculations have been determined by dividing the net losses from continuing and discontinued operations, and the net loss, by the weighted average number of shares outstanding during the period.

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)



Note   1    -     Organization and summary of significant accounting policies
            (continued)

            Statement of cash flows

            For the purposes of the statement of cash flows, the Company considers investments with maturities of three months or less when purchased to be cash equivalents.

            Franchise costs

            Franchise costs of the apartment complex cable system sold in 1994 were amortized on the straight line basis over the term (7 years) of the cable franchise agreement. Amortization expense for the years ended August 31, 1995 and 1994 was none and $5,000, respectively.

            Concentration of credit risk

            SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. As of August 31, 1995, the Company's cash consisted of demand deposits maintained at a single financial institution with balances in excess of FDIC coverage.

Note   2    -     Discontinued businesses

            In November and December 1994, the Company closed on the sales of its golf product manufacturing business and remaining cable systems, respectively. In March 1994, the Company had disposed of its apartment complex cable system. The Company has accounted for the dispositions of these business segments as discontinued businesses.

            CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)



Note   2    -     Discontinued businesses (continued)

            Net assets of the discontinued businesses have been segregated on the August 31, 1994 consolidated balance sheet and consist of the following:

                Current assets:
                    Accounts receivable, trade              $ 14,771
                    Inventory                                 64,283
                    Prepaid expenses and other assets          7,514
                                                            --------
                        Total current assets                  86,568

                    Cable television systems, property
                      and equipment net of accumulated
                      depreciation of $501,678 and
                      allowance for impairment of $600,000   620,066
                    Golf product manufacturing equipment,
                      net of accumulated depreciation of
                      $11,155 and estimated impairment
                      of $39,000                              23,142
                    Patent costs                              10,000
                                                            --------

                        Total assets                         739,776

                Current liabilities:
                    Future loss on golf product operations    25,000
                    Accounts payable                           7,786
                    Accrued expenses                          10,855
                    Accrued interest payable, related parties 53,708
                    Accounts payable, related parties         81,400
                    Notes payable, related parties           258,435
                    Capitalized lease obligations,
                      related party                           24,989
                                                            --------

                        Total current liabilities            462,173
                                                            --------

                    Net assets of discontinued businesses   $277,603
                                                            ========

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

Note   2    -     Discontinued businesses (continued)

            The operating results of the businesses being divested have been reported separately as discontinued operations in the consolidated statement of operations and consist of the following:

                                                 1995         1994
                                                --------   ---------
                Revenue:
                  Cable systems                 $ 92,683   $ 390,205
                  Golf product                    14,102      37,708
                  Interest                         6,691           -
                                                --------   ---------
                                                 113,476     427,913

                Expenses:
                  Cable operations               111,394     230,683
                  Cost of golf products sold      19,186      59,558
                  Selling costs of golf products   8,095      90,238
                  General and administrative      20,800      22,214
                  Management services, related
                    party (Note 7)                20,000      60,000
                  Interest expense, related
                    parties                       12,901      44,977
                  Less:
                    Expected golf product loss
                      taken in prior year       (25,000)          -
                                                --------   ---------

                    Total expenses               167,376     632,615
                                                --------   ---------

                  (Loss) from operations      $ (53,900)  $(204,703)
                                                ========   =========
                  Gain on disposal of cable
                    systems and golf product
                    operations                  $ 88,849   $       -
                                                ========   =========

                  Expected loss on disposal of golf
                     product operations         $      -   $(64,000)
                                                ========   =========

            On March 31, 1994, the Company sold its Fairways apartment complex cable system for $228,000, realizing a net gain on the sale of $49,060 after deducting contract termination costs, sales commissions and the cost basis in the property.

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

Note   2    -     Discontinued businesses (continued)

            The selling price of the remaining cable systems sold in December 1994 was $666,950 which, after deducting commissions and costs of the property sold, has resulted in a gain of $88,838. The golf product operation was sold for approximately $89,290 in November 1994, which, after deducting commissions and costs of the property sold, has resulted in a cumulative loss of $63,989.

            At August 31, 1994, the Company recorded an impairment of golf product assets of $39,000, and an expected loss on the golf product operation of $25,000 from September 1, 1994 to the date of sale and has included both amounts in the loss on disposal of $64,000 in the preceding schedule.

Note   3    -     Minority interest in subsidiary

            In 1992, the Company issued 10,925 shares, or 9.85 percent, of the common stock of the Company's cable operations subsidiary to an outside party.

           As presented on the balance sheet, the minority's original interest in the consolidated subsidiary was $70,000, which has been reduced by the minority's interest in the subsidiary's cumulative net losses of $33,279 and $24,980 through August 31, 1995 and 1994, respectively.

Note   4    -     Property and equipment

            Property and equipment at August 31 1995 and 1994 is summarized as follows:
                                                     1995        1994
                                                 ----------   ----------
              Cable distribution systems         $        -   $1,613,760
              Cable support equipment                     -      107,984
              Manufacturing equipment                     -       73,297
              Equipment, furniture and fixtures      33,242       33,412
                                                 ----------   ----------
                                                     33,242    1,828,453
              Less:
               Accumulated depreciation            (23,908)    (530,389)
               Allowance for impairment
                of cable systems                          -    (600,000)
               Allowance for loss on disposal
                of golf product operations                -     (39,000)
               Allowance for impairment of office
                equipment                           (8,900)           -
                                                 ----------   ----------
              Net property and equipment          $     434  $   659,064
                                                 ==========   ==========

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)



Note   4    -     Property and equipment (continued)

            Assets recorded under capital leases and included in cable systems and cable support equipment amounted to none and $53,531 at August 31, 1995 and 1994, respectively, and related accumulated depreciation amounted to none and $20,442, respectively. Manufacturing equipment consisted primarily of molds for the golf product.

            All of the above property, including equipment under capital leases, except furniture and fixtures of $33,412 with accumulated depreciation of $17,556 at August 31, 1994, is included in net assets of discontinued businesses on the accompanying balance sheet at August 31, 1994.

Note   5    -     Lease obligations and commitments

            The Company leased, and purchased under lease contracts, various cable support equipment from outside parties for use at the Company's apartment complex cable system. The terms of the lease contracts were from 48 to 60 months and provided for equal monthly payments throughout the terms of the leases. The interest rates varied from 7.5% to 9.0% per annum, and in certain cases, the Company had the option to purchase the asset at the end of the lease at its then fair market value. The leased equipment and related payment obligations were sold to the buyer of the apartment complex cable system in March 1994.

            The president of the Company purchased three trucks for $51,809 and leased them to the Company for $691 per month plus a down payment of $16,000 on the leases in the form of a note payable (included at Note 6). The trucks were used primarily in the Company's Weld and Larimer County cable operations. Terms of the lease contracts were from 60 to 72 months, provided for equal monthly payments, bore interest rates at 9% and granted the Company the right to purchase the trucks for $750 each. The lease payments and terms equaled the monthly payments that the president had to make to the loan company on amounts he borrowed personally to purchase the trucks. In addition, in October 1992, the Company entered into a capital lease agreement with the president for head-end equipment valued at $24,500 at the Weld and Larimer cable systems. Terms of the lease was for 60 months at a rate of $649 per month. As of August 31, 1995 and 1994, the Company owed the Company president none and $24,989 in the form of capital lease obligations, respectively.
            All of the above leases were terminated without penalty and paid off with the sale of the Weld and Larimer cable systems in December 1994. As a result, there are no future lease payments beyond December 1994.

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

Note   5    -     Lease obligations and commitments (continued)

            The Company had entered into an operating lease for the land where Weld and Larimer head-end equipment is located. Minimum future rental payments were $1,800 per year through the year 2020. The buyer of the cable systems has assumed this lease.

Note   6    -     Notes payable, related party

            The Company owed the following notes payable to related parties:

                                                     1995      1994
                                                    --------  ---------
        Notes payable:
          10% interest and principal due in
           full on demand to a director of
           the Company                            $      -   $  50,000
          17% interest and principal due in full
           on demand to the Company's president          -     113,750
          10% interest and principal due in full
           on demand to the wife of the Company's
           president                                     -       5,000
                                                    --------  ---------
                                                  $      -    $168,750
                                                    ========  =========

          Long-term debt:
           10.5% monthly interest and principal
           payments, principal due in full on
           October 7, 1994 to the Company's
           president (Note 11)                    $      -    $ 89,685
           Less current portion                          -    (89,685)
                                                    --------  ---------

           Long-term portion of note payable      $      -    $      -
                                                    ========  =========

          Total notes and debt, related parties   $      -    $258,435
                                                    ========  =========

          Accrued interest payable to
           related parties                        $      -    $ 53,708
                                                    ========  =========

                All of the notes and long-term debt payable were secured by the cable system and equipment related to discontinued businesses. All were repaid in January and February 1995. During fiscal 1994, the Company's president loaned the Company an additional $50,000 which was repaid plus interest prior to August 31, 1994.

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)



Note 7    -     Stockholders' equity

                The Company's Articles of Incorporation authorize the issuance of 10,000 shares of preferred stock with $.10 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of August 31, 1995, no shares of preferred stock have been issued.

Note 8    -     Related party transactions

                Chartwell Capital Corporation ("Chartwell Capital") owned approximately 87% of the outstanding common stock of the Company at August 31, 1995 and 1994. The president of the Company owned approximately 53% of the outstanding common stock of Chartwell Capital at August 31, 1995 and 1994.

                The Company rented office space from the Company's president at $850 per month on a month-to-month basis through January 1995.

                For the years ended August 31, 1995 and 1994, the Company has recorded $61,953 and $60,000, respectively, in management fees to Chartwell Capital for increased management services provided to the Company. At August 31, 1995, $30,000 remained payable to Chartwell Capital.

                For the years ended August 31, 1995 and 1994, the president's wife has provided administrative services to the Company and was paid $22,800 and $24,000 for each year.

                For services rendered in connection with the sale of its cable systems, the Company had agreed to compensate Chartwell Capital 5% of the gross proceeds. As a result, $48,450 was paid in February 1995, including $11,400 recorded as a payable at August 31, 1994 for the sale of the apartment cable system in March 1994.

                As further discussed in Notes 5 and 6, the Company's president has loaned the Company various amounts and has also purchased equipment and leased it to the Company.

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)



Note 9    -     Income taxes

                The Company files consolidated federal and state income tax returns. The Company has incurred cumulative net operating losses since inception and, as a result, no provision for income taxes is necessary for the years ended August 31, 1995 and 1994 and no deferred taxes have been recorded for any period because of the net operating losses incurred in these periods.

                The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on September 1, 1993. There was no material cumulative effect of this change in accounting for income taxes as of September 1, 1993.

                The net deferred tax asset at August 31, 1995 and 1994 was as follows:

                                                 1995          1994
                                              -----------  -----------

          Net operating loss benefit
            carry-forward                      $ 572,322    $ 449,816
          Valuation allowance for deferred
            tax assets                         (572,322)    (449,816)
                                              -----------  -----------

             Net deferred tax asset          $         -  $         -
                                              ===========  ===========

                Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and labilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company.

                At August 31, 1995 and 1994, the Company had approximately $1,525,000 and $1,563,000 of net operating loss carry-forwards for tax purposes available to offset future taxable income which, if not utilized to reduce taxable income in future periods, expire in the years 2007 to 2010. As of August 31, 1995 and 1994, the Company had a net operating loss carry-forward for financial statement purposes of $1,525,000 and $1,325,000. In prior years, the difference between the net operating loss carry-forward for income tax purposes and for financial statement purposes arises from the differences between book and tax depreciation and the prior write-down of cable system assets of $600,000.

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)


Note 10   -     Segment reporting

                The Company has operated in two industries: (1) cable television operations and (2) manufacture and sale of a golf practice product. Both of these segments were sold during the year ended August 31, 1995 and are presented as discontinued operations.

                                                 1995          1994
                                                ---------    ---------

             Identifiable assets:
               Cable                           $       -     $ 630,620
               Golf product                            -       109,156
               Corporate                         200,233        33,677
                                                ---------    ---------

                  Total                        $ 200,233     $ 773,453
                                                =========    =========
             Depreciation and amortization:
               Cable                           $  40,094     $ 129,764
               Golf product                        6,027        11,155
               Corporate                           6,352         6,326
                                                ---------    ---------

                  Total                        $  52,473     $ 147,245
                                                =========    =========
             Revenue:
               Cable                           $  92,683     $ 390,205
               Golf product                       14,102        37,708
               Interest                            6,691             -
                                                ---------    ---------
                  Total                        $ 113,476     $ 427,913
                                                =========    =========
             Net income (loss):
               Cable                          $ (32,749)   $   (4,310)
               Golf product                      (2,200)     (215,333)
               Corporate                       (167,436)      (94,053)
                                                ---------    ---------
                    Total                     $(132,487)    $(313,696)
                                                =========    =========
             Capital Expenditures:
               Cable                        $          -    $    7,030
               Golf product                            -        44,047
               Corporate                             170           419
                                                ---------    ---------
                  Total                       $      170     $  51,496
                                                =========    =========

           CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)



Note 11   -     Subsequent events

                In February 1995, the Company's management determined that it may divest its two subsidiaries, Chartwell Cable of Colorado, Inc. and Chartwell Products, Inc., by selling them to its majority shareholder, Chartwell Capital Corporation.




                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Denver, Colorado on the 5th day of April, 1996.

             CHARTWELL CABLE FUND, INC.



          By: A. CLINTON OBER
              ----------------------------
              A. Clinton Ober, President


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                 Title                        Date



A. CLINTON OBER               President, Chief              April 5, 1996
- -----------------------       Executive Officer,
A. Clinton Ober               and Director

DANIEL G. BULLER              Vice-President                April 5, 1996
- -----------------------       Secretary and Treasurer
Daniel G. Buller


CHARLES A. DOWNING            Director                      April 5, 1996
- -----------------------
Charles A. Downing


PETER C. TENEYCK              Director                      April 5, 1996
- -----------------------
Peter C. TenEyck




Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-Reporting Issuers:

No annual report or proxy material covering the registrant's last fiscal year has been sent to security holders. If such annual report or proxy material is to be furnished to security holders, the registrant shall furnish copies of such material to the Commission when it is sent to security holders.