Form 10KSB40
period 1996-08-31
CHARTWELL CABLE FUND INC
filed 1997-05-06
CIK 824606

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended  August 31, 1996
                              -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
     For the transition period from ____________ to ____________

                       CHARTWELL CABLE FUND, INC.
------------------------------------------------------------------------
             (Name of small business issuer in its charter)

          Colorado                           84-1067172
--------------------------------             -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

                  20 Chase Street, Lakewood, CO 80226
           -------------------------------------------------
          (Address of principal executive offices)(Zip Code)
Issuer's telephone number 303 592-7077
                          ------------

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
  Yes  X     No
     -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year. $0.00
                                                         -----

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 500,000 SHARES OF COMMON STOCK WERE OUTSTANDING AS OF APRIL 15, 1997.

DOCUMENTS INCORPORATED BY REFERENCE: Exhibits

ITEM 1.  BUSINESS

     (a)  General Development of Business.
          -------------------------------
     (b)  Business of the Registrant.
          --------------------------

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

     In November, 1993, the Company established Chartwell Products, Inc., as a wholly owned subsidiary in order to pursue the manufacturing and marketing of a golf practice and training product, Cyberswing Tee Box. The Company's President, A. Clinton Ober, had developed the product at his own expense and on October 1, 1993, licensed the patent and intellectual property rights to the Tee Box to Chartwell Products, Inc., in exchange for reimbursement of patent application costs of approximately $10,000. Mr. Ober had filed two patent applications in the United States Patent Office with respect to the product. As of the date of this report, no patents have been issued and there is no assurance that patents will be issued.
The license agreement also required the Company to sell a minimum number of units during the agreement's second, third and fourth years.

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

     As a result of the sale of cable and golf product businesses, the Company now has no operations. The sale of the unprofitable cable systems eliminated a continuing source of losses and the sale of the golf product business relieved the Company of the time and expense of manufacturing and marketing for which it did not have sufficient capital to pursue. The proceeds of these sales have been used to pay-off the Company's debts and certain previously deferred related party obligations (Please see RELATED TRANSACTIONS, page 9) as well as attorney and auditing fees necessary to present this report. Since the beginning of 1995, the Company has been seeking businesses or business opportunities which can take advantage of the Company's status as a publicly held corporation. Management is seeking privately held merger or reverse acquisition candidates who desired to reorganize with a publicly held corporation. Management based this business plan on the supposition that the Company's shareholder distribution and status as a publicly held corporation were valuable attributes advantageous to a privately held business seeking to establish a market value for equity securities of their business and access to public capital markets. The Company's targeted candidates are companies either unable or unwilling to incur the cost and delay of a traditional underwritten initial public offering. Management will utilize its best judgment to evaluate candidates to determine the viability of any proposed reorganization and the benefit to the shareholders of the Company.

     During February, 1995 the Company entered into negotiations with a privately held business engaged in oil and gas development and production in the State of Illinois. In preparation for entering into a reorganization agreement with this business, the Company held a shareholders meeting on March 31, 1995. At this meeting, the shareholders approved increasing the authorized capital stock of the Company to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. The shareholders also approved entering into a reorganization with the oil company and changing the name of the Company to reflect the reorganization. Finally the shareholders also approved a four to five reverse split of the outstanding shares of the Company's common stock subject to completion of the proposed reorganization. However, no preliminary or definitive reorganization agreement was ever executed and the Company has terminated its negotiations.

     In June, 1996, Chartwell Capital Corporation, the Company's majority stockholder hired One Capital Corporation, a New York and Denver based Investment Banking Firm, to locate and negotiate with private business candidates interested in becoming a public company through a merger or reverse acquisition with the Company. Since then the Company has engaged in negotiation with several candidates, the latest being Siemanns Educational Systems, Inc., a post-secondary education company. However, as of the date of this report no letter of intent or definitive reorganization agreement has been entered into. As and when negotiations with any third party result in a definitive reorganization agreement, the Company will file a current report on form 8-K.

     Effective August 31, 1996 the Company consummated the long-standing plan of divestiture of its two subsidiaries, Chartwell Cable of Colorado, Inc. and Chartwell Products to Chartwell Capital Corporation for the elimination of certain intercompany payables and the return to treasury of shares of the Company's common stock by Chartwell Capital Corporation.

COMPETITION

     The market for a company such as the Company which is seeking to reorganize itself with a privately held business as an alternative to going public by a traditional underwritten public offering is limited and there are numerous publicly held companies which for one reason or another have ceased to have active business operations who are competing for the reorganization candidates. Locating such candidates and concluding a reorganization is highly dependent upon the business contacts of the public company's management. In this respect the Company believes that it has several competitive advantages. The Company is virtually debt free with no contingent or potential liabilities and it has in excess of 1,000 shareholders. The Company has engaged One Capital Corporation, an investment banking firm with offices in New York and Denver that specialized in such transactions, in locating viable reorganization candidates.

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

EMPLOYEES

     The Company had no full time employees as of April 15, 1997. Affairs of the Company are managed by the Company's President and Secretary as necessary.

ITEM 2.  PROPERTIES

     The Company's executive offices are located at 20 Chase Street, Lakewood, Colorado 80215 and its telephone number is (303) 592-7077. The Company's office space is provided by the Company's secretary at no additional expense to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings involving the Registrant or its wholly owned subsidiary nor is the Registrant aware of any threatened legal proceedings to which the Registrant or its subsidiary is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters have been submitted to a vote of the Shareholders during the fiscal year ended August 31, 1996.


                                 PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a) PRINCIPAL MARKET OR MARKETS. The Registrant's Common Stock is not presently traded on any established market. As of April 15, 1997 there are 386,113 shares of restricted common stock outstanding which have been held in excess of three years. However these shares are not eligible for the removal of transfer restriction pursuant to Rule 144(k) due to the fact that they are held by Chartwell Capital Corporation, which is an affiliate of the Registrant. There are no other restricted shares outstanding as of April 15, 1997. There are no outstanding options or warrants to purchase or securities convertible into the common stock of the Company.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Registrant's $.10 par value stock at April 15, 1997 was 1,188.

     (c) DIVIDENDS. Holders of Common Stock are entitled to receive such dividends as may be declared by the Registrant's Board of Directors. No dividends have been paid with respect to the Registrant's Common Stock and no dividends are anticipated to be paid in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the fiscal year ended August 31, 1994 and in the first quarter of the fiscal year ended August 31, 1995, the Company sold all of its operations and has paid off substantially all of its liabilities. As a result of these sales, these operations were accounted for as discontinued operations during the fiscal year ended August 31, 1995 and 1994.

     With the completion of its restructuring, the Company has as of August 31, 1996 transferred ownership of all of its subsidiaries to the Company's parent corporation Chartwell Capital Corporation, has eliminated intercompany obligations and acquired 365,664 shares of the Company's common stock, which will be recorded as treasury stock. These shares may be canceled by future Management. Management believes that as restructured, the Company is an attractive candidate for a privately held business seeking to reorganize with a publicly owned corporation such as the Company.

LIQUIDITY

     During the year ended August 31, 1996 the Company incurred a net loss of $136,534. This consists primarily of a loss on exchange of the Company's two non-operating subsidiaries for treasury stock. This transfer of the subsidiaries to Chartwell Capital Corporation in exchange for the Company's stock has been effected in order to attract a potential private merger candidate that is seeking a publicly held Company. The transfer of 365,664 shares of common stock of the Company acquired from Chartwell Capital Corporation into treasury stock significantly increases the percentage of the Company's stock held by the public.

     The Company reduced current assets by approximately $170,000 on a consolidated basis from the year ended August 31, 1996 in exchange for extinguishing debt totaling approximately $233,000 consisting of $30,000 due to Chartwell Capital and $203,000 due to Cable of Colorado. Management believes that such elimination of debt was necessary in order to achieve the business objective of a clean public entity.

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

CAPITAL RESOURCES

     Therefore, as a result of the restructuring the Company has no capital resources and minimal debt. Management believes that the restructuring leaves the Company in an advantageous position to capitalize on its publicly held status by reorganizing with a privately held business.

RESULTS OF OPERATIONS

     The loss from operations during the fiscal year ended August 31, 1996 are a result primarily of the general and administrative expenses incurred during the process of restructuring its businesses. As of the date of this report, the Company's only operations are to seek out and conclude a reorganization with a privately held Company. Management anticipates that minimal losses will continue as a result of continuing general and administrative expenses including legal and accounting for continued securities law compliance.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Annual Report on Form 10-KSB:

(1) Audited Financial Statements for the Registrant for the fiscal years ended August 31, 1996 and August 31, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

                                Part III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     (a)(1)-(a)(3)  Identification of Directors and Executive Officers.
                    --------------------------------------------------

     The following table sets forth the names and ages of all Directors and Executive officers of the Registrant and all persons nominated or chosen to become a Director or an Executive Officer, indicating all positions and offices with the Registrant held by each such person and the period during which he has served as a Director or Executive Officer:

Name                Age  Position                      Term of Office
----                ---  --------                      --------------

A. Clinton Ober     52   President, Chairman           9/87 to Present
                         of the Board of
                         Director

Daniel G. Buller    44   Vice President, Secretary     8/91 to Present
                         and Treasurer


Charles A. Downing  52   Director                      11/91 to Present


Peter C. TenEyck    37   Director                      12/93 to Present

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

 (a)(4) BUSINESS EXPERIENCE
     A. CLINTON OBER -- PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Ober has been employed by the Company since 1977. From 1977 until August 1987, Mr. Ober was President and Chairman of the Board of Telecrafter Corporation (TLCR), Lakewood, Colorado, a Company which he founded. TLCR is a publicly-held, national cable television services Company that specializes in marketing, auditing, and installations for cable television system operators. In 1988 TLCR was merged into Wegener Communications, Inc. From 1973 to 1976 Mr. Ober was employed as director of marketing for Tele-Communications, Inc., (TCI), Englewood, Colorado, currently the largest publicly owned multiple cable television system operators in the United States. From November 1985 until his resignation in March 1988, Mr. Ober served as a director of Automated Scanning, Inc., a publicly held Company in the business of selling document conversion services. From February 1985 until his resignation in March 1988, Mr. Ober also served as a director of Satellite Information Systems Company, a publicly held Company in the business of developing software for the communications industry and the electronic distribution of information.
Mr. Ober is an officer and director of Chartwell Capital Corporation, a publicly-held corporation which is the majority shareholder of the Registrant.

DANIEL G. BULLER -- VICE PRESIDENT, SECRETARY AND TREASURER. Mr. Buller was employed by Chartwell Cable of Colorado, Inc., one of the Registrant's subsidiaries from August 1991 until the operations were sold in December, 1994. He was employed from 1989 to 1990 by R.L. Morris & Associates, Inc., as the accounting department supervisor in charge of all accounting operations. From 1984 to 1989, he was employed by Joanne Marshalls Accounting and Consulting Service as a full-charge accountant responsible for 25 small business accounts on a monthly basis. Mr. Buller has a degree in Management Accounting from Midwest Business College.

CHARLES A. DOWNING -- DIRECTOR. Mr. Downing is currently a consultant/broker for the telecommunications industry. From 1986 to 1989 Mr. Downing was a communications broker with Clifton Gardiner & Associates, Denver, Colorado. He was responsible for the brokerage activities in four communications industries: private cable (SMATV), multiple channel microwave distribution service (MMDS) and two areas in the radio common carrier industry (RCC), pager and cellular telephone. Mr. Downing has a B.S. in Business Administration, Marketing and Computer Science from California State University. Mr. Downing is a Director of Chartwell Capital Corporation, the majority shareholder of the Registrant.

PETER C. TENEYCK -- DIRECTOR. Mr. TenEyck has served as the Director of Marketing for Crosspoint Productions, a post production facility since June, 1989. His duties include development and implementation of all marketing functions for Crosspoint including advertising, sales and promotions. Prior to his involvement with Crosspoint, Mr. TenEyck has also produced cable and television programming for Rand McNally, ESPN and many other programs and commercials. Mr. TenEyck is a Director of Chartwell Capital Corporation, the majority shareholder of the Registrant. Mr. TenEyck has a B.S. from the University of Colorado.

(a)(5) DIRECTORSHIP. Except as noted above, No Director or nominee for Director currently holds a Directorship in any Company subject to the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any Company registered as an investment Company under the Investment Company Act of 1940.

(b) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES. The Registrant has not employed any person since the end of the fiscal year.

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

During the fiscal years ended August 31, 1996, 1995, 1994 and 1993, the Company's Chief Executive Officer received no compensation and no other officer received compensation in excess of $100,000. Daniel G. Buller, Vice President, Secretary and Treasurer was paid compensation of approximately $7,500 for the fiscal year ended August 31, 1996.

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

(f)  Compensation of Directors.
     -------------------------

(1) STANDARD ARRANGEMENTS. The Registrant does not reimburse Directors for all travel expenses incurred in attending meetings. No expenses were reimbursed or accrued for the fiscal year ending August 31, 1996.

(2) OTHER ARRANGEMENTS. There are no other arrangements pursuant to which the Registrant's Directors receive remuneration from the Registrant for services as a Director.

(g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT.

     Except as noted above, the Registrant has no agreement or understanding, express or implied, with any officer, director or any other person regarding employment with the Registrant or compensation for service. Compensation of officers and directors is determined by the Registrant's Board of Directors and is not subject to shareholder approval. The Registrant has no remuneration plan or arrangement, including payments to be received from the Registrant, with respect to any individual named in paragraph (a) of this Item for the latest or the next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Registrant, or from a change in control of the Registrant or a change in the individual's responsibilities following a change in control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table sets forth the number of shares of the
Registrant's $.10 par value stock owned by each person who as of April 15, 1996 was known by the Registrant to own beneficially more that 5% of its outstanding Common Stock and the ownership of all Officers and Directors of the Company, individually and as a group.

                                    Amount and Nature      Percent
Name and Address of                 Beneficial             of
of Beneficial Owner                 Ownership              Class (1)
-------------------                 ---------              ---------

Chartwell Capital Corp.              386,113                77.2%
2710 C Hwy 89A
Sedona, AZ  86336

A. Clinton Ober                      386,113*               77.2%
2710 C Hwy 89A
Sedona, AZ  86336

Charles A. Downing                   386,113*               77.2%
257 W. Delaware Dr.
Littleton, CO  80120

Peter C. TenEyck                     386,113*               77.2%
940 Wadsworth
Lakewood, CO  80215

Officers and Directors               386,113                77.2%
as a group (3 persons)

*    A. Clinton Ober beneficially owns 52.8% of Chartwell Capital
Corporation and is an officer and director of that corporation. Charles A. Downing and Peter C. TenEyck are also directors of Chartwell Capital Corporation. Therefore these three individuals are deemed beneficial owners of the 386,113 shares held by Chartwell Capital Corporation.

(c) CHANGES IN CONTROL. There has been no change in control of the Registrant during the fiscal year ended August 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)(b) TRANSACTIONS WITH MANAGEMENT AND OTHERS. On August 31, 1996 the Company consummated the long-standing plan of divestiture of its two subsidiaries, Chartwell Cable of Colorado, Inc. and Chartwell Products to Chartwell Capital Corporation for the elimination of certain interCompany payables and the return to treasury of shares of the Company's common stock by Chartwell Capital Corporation.

(c) PARENT COMPANY OF THE REGISTRANT. Chartwell Capital Corporation owns 386,113 shares of the Registrant's common stock which represents 77.2% of the Registrant's outstanding common stock. In addition, A. Clinton Ober, president of the Registrant, owns approximately 53% of the outstanding common stock of the Registrant's parent, Chartwell Capital Corporation.

(d)  TRANSACTIONS WITH PROMOTERS.  Not Applicable.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this report.

3.1  Amendment to Articles of Incorporation dated March 14, 1997.

3.2 Articles of Incorporation: Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-18174-D.

3.2 By-Laws: Incorporated by reference from the Registrant's Registration Statement on Form S-18, File No. 33-18174-D.

(b) There were no reports on Form 8-K filed during the last quarter of the fiscal year ended August 31, 1996.

                       CHARTWELL CABLE FUND, INC.

                          FINANCIAL STATEMENTS

                        AUGUST 31, 1996 AND 1995

                            TABLE OF CONTENTS
                            -----------------



                                                                   Page
                                                                   ----

Independent Auditors' Report                                         1

Balance sheets                                                       2

Statements of operations                                             3

Statements of stockholders' (deficit) equity                         4

Statements of cash flows                                         5 - 6

Notes to financial statements                                   7 - 13

HOLBEN, BOAK, COOPER & CO.
-----------------------------------------------------------------------
Certified Public Accountants          1720 S. Bellaire Street, Suite 500
Professional Corporation              Denver, Colorado  80222
                                      (303) 759-2727 Fax (303) 759-2728




                      INDEPENDENT AUDITORS' REPORT





The Board of Directors
 and Stockholders
Chartwell Cable Fund, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Chartwell Cable Fund, Inc. as of August 31, 1996 and, consolidated with its subsidiaries, at August 31, 1995 and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chartwell Cable Fund, Inc. as of August 31, 1996 and, consolidated with its subsidiaries, at August 31, 1995, and the consolidated results of their operations and cash flows for the years ended August 31, 1996 and 1995 in conformity with generally accepted accounting principles.




                         /s/ HOLBEN BOAK, COOPER & CO.
                         ----------------------------------
                         HOLBEN, BOAK, COOPER & CO.

Denver, Colorado
April 17, 1997

                       CHARTWELL CABLE FUND, INC.
                             BALANCE SHEETS
                        AUGUST 31, 1996 AND 1995


                                                               (Consolidated)
                                                    1996            1995
                                                  --------        --------

                                 ASSETS
Current assets:
     Cash                                        $        -     $  169,776
     Accounts receivable, other                           -         25,023
     Accounts receivable, related parties                 -          5,000
                                                 ----------     ----------
          Total current assets                            -        199,799

Property and equipment, net of
     accumulated depreciation and
     impairment (Notes 2 and 4)                           -            434
                                                 ----------     ----------

Total assets                                     $        -     $  200,233
                                                 ==========     ==========


             LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
     Accounts payable and accrued expense        $    3,577     $      555
     Accounts payable, related parties
      (Note 8)                                            -         30,000
                                                 ----------     ----------
          Total current liabilities                   3,577         30,555

Minority interest in consolidated
 subsidiary (Note 3)                                      -         36,721

Stockholders' equity (Notes 1 and 7):
     Preferred stock, $.10 par value,
      10,000,000 shares authorized, none
      issued and outstanding                              -              -
     Common stock, $.10 par value,
      100,000,000 shares authorized,
      865,664 shares issued and 500,000
      shares outstanding at 1996, 865,664
      shares issued and outstanding at 1995          86,566         86,566
     Additional paid-in capital                   1,574,447      1,574,447
     Accumulated (deficit)                       (1,664,590)    (1,528,056)
                                                 ----------     ----------
                                                     (3,577)       132,957
     Less: Treasury stock, 365,664 shares
      of common stock at no cost                          -              -
                                                 ----------     ----------
          Total stockholders'
           (deficit) equity                          (3,577)       132,957
                                                 ----------     ----------

Total liabilities and stockholders'
 (deficit) equity                                $        -     $  200,233
                                                 ==========     ==========

See notes to financial statements                                  Page 2

                       CHARTWELL CABLE FUND, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED AUGUST 31, 1996 AND 1995

                                                    1996           1995
                                                  --------       --------

Revenue, interest                                $   11,555     $        -

Operating expenses:
     General and administrative                      21,936        154,546
     Interest                                             -          5,671
     Depreciation                                       434          6,352
     Write down of equipment                              -          8,900
                                                 ----------     ----------
                                                     22,370        175,469
                                                 ----------     ----------

          Operating (loss)                          (10,815)      (175,469)

Other (income) expense:
     Write down of investments                            -           (266)
     (Loss) on exchange of subsidiaries
      for treasury stock                           (126,439)             -
     Minority interest in losses of
      consolidated subsidiaries                         720          8,299
                                                 ----------     ----------

(Loss) from continuing operations                  (136,534)      (167,436)

Discontinued operations (Note 2):
     (Loss) from cable system and golf
      product operations                                  -        (53,900)
     Gain on sale of Larimer and Weld
      Cable Systems                                       -         88,838
     Gain on disposal of golf product
      manufacturing operation                             -             11
                                                 ----------     ----------

          Net gain from discontinued
           operations                                     -         34,949
                                                 ----------     ----------

Net (loss)                                       $ (136,534)    $ (132,487)
                                                 ==========     ==========


Gain (loss) per common share (Note 1):
     Continuing operations                       $    (0.16)    $    (0.19)
     Discontinued operations                              -           0.04
                                                 ----------     ----------
     Net (loss) per common share (Note 1)        $    (0.16)    $    (0.15)
                                                 ==========     ==========

     Weighted number of common shares
      outstanding (Note 1)                          865,664        865,664
                                                 ==========     ==========


See notes to financial statements                                  Page 3

                       CHARTWELL CABLE FUND, INC.
              STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                  YEARS ENDED AUGUST 31, 1996 AND A995

                                                  Additional                                       Total
                               Common Stock        Paid-In      Accumulated      Treasury Stock  Stockholders'
                            Shares     Amount      Capital       (Deficit)      Shares    Amount   Equity
                            ------     ------      -------       ---------      ------    ------   ------
Balances, August 31, 1994
   (Consolidated)           865,664   $ 86,566    $1,574,447    $(1,395,569)        -    $   -    $265,444

Net (loss) (Consolidated)         -          -             -       (132,487)        -        -    (132,487)
                           --------   --------    ----------     ----------   -------    -----    --------

Balances, August 31, 1995
   (Consolidated)           865,664     86,566     1,574,447     (1,528,056)        -        -     132,957

Acquisition of treasury
   stock                          -          -             -              -  (365,664)       -

Net (loss)                        -          -             -       (136,534)        -        -    (136,534)
                           --------   --------    ----------     ----------   -------    -----    --------

Balances, August 31, 1996   865,664   $ 86,566    $1,574,447    $(1,664,590) (365,664)   $   -    $ (3,577)
                           ========   ========    ==========     ==========   =======    =====    ========








See notes to financial statements                                  Page 4

                       CHARTWELL CABLE FUND, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AUGUST 31, 1996 AND 1995

                                                    1996           1995
                                                  --------       --------
Cash flows from operating activities:
  Net (loss)                                     $ (136,534)    $ (132,487)

  Cash provided (used) by operating
   activities:
     Depreciation                                       434          6,352
     Minority interest in loss                         (720)        (8,299)
     Loss on securities                                   -            266
     Write down of investment
      in subsidiaries                               126,439
     Write down of equipment                              -          8,900
  Change in operating assets and
   liabilities excluding the effects
   of divested subsidiaries:
     Accounts receivable                                  -        (22,323)
     Accounts payable                                 2,762         29,739
  Change in operating assets and
   liabilities of divested subsidiaries:
     Accounts receivable                             25,023              -
     Interest receivable                             (9,440)             -
     Accounts payable                                  (740)             -
  Discontinued businesses:
     Gain on sale of discontinued businesses              -        (88,849)
     Depreciation                                         -         46,121
                                                 ----------     ----------

       Net cash provided (used)
        by operating activities                       7,224       (160,580)

Cash flows from investing activities:
  Note receivable, Chartwell Capital               (177,000)             -
  Additions to property and equipment                     -            170
  Proceeds from sale of securities                        -          2,109
  Proceeds from sale of discontinued
   businesses                                             -        756,240
  Cash use by discontinued businesses                     -       (202,485)
                                                 ----------     ----------

       Net cash provided (used)
        by investing activities                    (177,000)       556,034
                                                 ----------     ----------


                        (Continued on next page)

See notes to financial statements                                  Page 5

                       CHARTWELL CABLE FUND, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AUGUST 31, 1996 AND 1995
                               (CONTINUED)

                                                    1996           1995
                                                  --------       --------
Cash flows from financing activities:
  Debt repayment by discontinued
   businesses                                    $        -     $ (233,424)
                                                 ----------     ----------

       Net cash (used) by
        financing activities                              -       (233,424)
                                                 ----------     ----------

       Net increase (decrease) in cash             (169,776)       162,030

Cash, beginning of period                           169,776          7,746
                                                 ----------     ----------

Cash, end of period                              $        -     $  169,776
                                                 ==========     ==========

Supplemental disclosure of cash
 flow information:
     Cash payments for interest                  $        -     $   71,406
                                                 ==========     ==========


Non-cash transactions:
  Divestiture of subsidiaries:
     Interest receivable -
      Chartwell Capital                          $    9,440     $        -
     Accounts Receivable -
      Chartwell Capital                             204,026
     Receivable - Officer                             5,000
     Note receivable - Chartwell Capital            177,000              -
     Minority Interest                              (36,701)
     Equity                                        (358,765)             -
                                                 ----------     ----------

       Cash                                      $        -     $        -
                                                 ==========     ==========








See notes to financial statements                                  Page 6

                       CHARTWELL CABLE FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Organization
               ------------

               Chartwell Cable Fund, Inc. (the "Company" or "Cable Fund") was incorporated in Colorado on September 17, 1987 and has been engaged in the operation of cable systems in Larimer and Weld Counties, Colorado and in an apartment complex in Denver, Colorado through Chartwell Cable of Colorado, Inc. ("Chartwell Cable"), a 90.15% owned subsidiary of the Company. In 1994, the Company began manufacturing and selling a golf practice product nationally through Chartwell Products, Inc. ("Chartwell Products"), a 100% owned subsidiary.

               In March 1994, the Company sold its apartment complex cable system. In November and December 1994, the Company sold its golf product operation and its Larimer and Weld County cable systems, respectively. In 1996, the Company divested itself of both subsidiaries in an exchange transaction with the Company's parent, Chartwell Capital Corporation ("Chartwell Capital").

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has no cash and has incurred cumulative net losses since inception. In view of these matters, the future of the Company is dependent upon management's ability to find a company with cash and an operating business with which to merge.

               Consolidation
               -------------

               The accompanying consolidated statements of operations and cash flows include the accounts of the Company, Chartwell Cable and Chartwell Products. All significant intercompany transactions have been eliminated in consolidation.

               Property and equipment
               ----------------------

               Property and equipment is stated at the lower of fair value or cost. Assets acquired under capital leases are recorded at the present value of future lease payments. Depreciation has been calculated using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease:

                    Buildings                     10 to 40 years
                    Cable receiving and
                     distribution systems         9 to 15 years
                    Manufacturing equipment       5 years
                    Support equipment             3 to 15 years

                       CHARTWELL CABLE FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               Property and equipment (continued)
               ----------------------------------

               Depreciation for the years ended August 31, 1996 and 1995 was as follows:

                                                     1996            1995
                                                   --------        --------
                    Cable systems
                     (discontinued)               $        -     $   40,094
                    Golf product manu-
                     facturing equipment
                     (discontinued)                        -          6,027
                    Corporate                            434          6,352
                                                  ----------     ----------
                                                  $      434     $   52,473
                                                  ==========     ==========

               (Loss) per share
               ----------------

               (Loss) per share calculations have been determined by dividing the net losses from continuing and discontinued operations, and the net loss, by the weighted average number of shares outstanding during the period.

               Statement of cash flows
               -----------------------

               For the purposes of the statement of cash flows, the Company considers investments with maturities of three months or less when purchased to be cash equivalents.

               Use of estimates
               ----------------

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates have been made with regards to estimates of contributed services and the value of the Company's treasury stock.

NOTE 2    -    DISCONTINUED BUSINESSES

               In November and December 1994, the Company closed on the sales of its golf product manufacturing business and remaining cable systems, respectively. In March 1994, the Company had disposed of its apartment complex cable system.

                       CHARTWELL CABLE FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (CONTINUED)


NOTE 2    -    DISCONTINUED BUSINESSES (CONTINUED)

               The selling price of the remaining cable systems sold in December 1994 was $666,950 which, after deducting commissions and costs of the property sold, resulted in a gain of $88,838. The golf product operation was sold for approximately $89,290 in November 1994, which, after deducting commissions and costs of the property sold, resulted in a cumulative loss of $63,989.

               The Company has accounted for the dispositions of these business segments as discontinued businesses.

NOTE 3    -    MINORITY INTEREST IN SUBSIDIARY

               In 1992, the Company issued 10,925 shares, or 9.85 percent, of the common stock of the Company's cable operations subsidiary to an outside party.

               As presented on the balance sheet for 1995, the minority's original interest in the consolidated subsidiary was $70,000, which has been reduced by the minority's interest in the subsidiary's cumulative net losses of $33,279 through August 31, 1995. With the divestiture of the subsidiary on August 31, 1996, the minority interest has been eliminated from the Company records and from the balance sheet.

NOTE 4    -    PROPERTY AND EQUIPMENT

               Property and equipment at August 31, 1996 and 1995 is summarized as follows:

                                                     1996           1995
                                                   --------       --------
                  Office equipment,
                   furniture and fixtures          $      -       $ 33,242
                                                   --------       --------

                  Less:
                    Accumulated depreciation              -        (23,908)
                    Allowance for impairment
                     of office equipment                  -         (8,900)
                                                   --------       --------

                  Net property and equipment       $      -       $    434
                                                   ========       ========

                       CHARTWELL CABLE FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (CONTINUED)


NOTE 5    -    DIVESTITURE OF SUBSIDIARIES

               On August 31, 1996, the Company divested its two subsidiaries in an exchange transaction with its parent, Chartwell Capital. In the transaction, the Company transferred all of its shares of common stock in Chartwell Cable and Chartwell Products to Chartwell Capital.

               In exchange, the Company was forgiven debt of $30,000 due to Capital and $203,026 due to Chartwell Cable and received 365,664 shares of its own common stock from Chartwell Capital. The Company itself will remain a 77% owned subsidiary of Chartwell Capital after cancellation of the shares in treasury stock. The Company has recorded the treasury stock at no value and wrote off its remaining investment in the subsidiaries in the amount of $126,439 as of August 31, 1996, the day of divestiture.

               In December 1995 and January 1996, Chartwell Cable loaned Chartwell Capital a total of $177,000 in the form of a note. The note was due on demand and bore interest at 8% per annum. The note was included in the divestiture by the Company of Chartwell Cable to Chartwell Capital.

Note 6    -    Stockholders' equity

               The Company's Articles of Incorporation authorize the issuance of 10,000 shares of preferred stock with $.10 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of August 31, 1996, no shares of preferred stock have been issued.

Note 7    -    Related party transactions

               Chartwell Capital owned approximately 77% and 87% of the outstanding common stock of the Company at August 31, 1996 and 1995, respectively. The president of the Company owned approximately 53% of the outstanding common stock of Chartwell Capital at August 31, 1996 and 1995.

               For the years ended August 31, 1996 and 1995, the Company has recorded $ -0- and $61,953, respectively, in management fees payable to Chartwell Capital for management services provided to the Company. At August 31, 1995, $30,000 remained payable to Chartwell Capital.

               For the years ended August 31, 1996 and 1995, the President's wife has provided administrative services to the Company and was paid $ -0- and $22,800 for each year, respectively.

                       CHARTWELL CABLE FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 7    -    RELATED PARTY TRANSACTIONS (CONTINUED)

               For services rendered in connection with the sale of its cable systems, the Company had agreed to compensate Chartwell Capital at 5% of the gross proceeds. As a result, $48,450 was paid to Chartwell Capital in February 1995, including $11,400 recorded as a payable at August 31, 1994 for the sale of the apartment cable system in March 1994.

               The Company's Vice President and shareholder has provided office space at no cost to the Company for a substantial part of fiscal 1995 and for all of fiscal 1996. The Vice President has provided accounting and administrative services to the Company and was compensated $7,395 and $21,800 in fiscal years 1996 and 1995, respectively.

               Effective August 31, 1996, the Company exchanged ownership of its subsidiaries with its parent, Chartwell Capital, in exchange for forgiveness of debt and 365,664 of its own shares (See note 5).

               In June 1996, the Company entered into an agreement with One Capital Corporation ("One Capital") whereby One Capital will market the Company to prospective merger candidates. One Capital will pay for certain administrative expenses of the Company related to SEC and tax filings. One Capital will also have the right to purchase up to 340,000 shares of the Company's common stock from Chartwell Capital, the Company's majority stockholder.

NOTE 9    -    INCOME TAXES

               The Company has filed consolidated federal and state income tax returns. The Company has incurred cumulative net operating losses since inception and, as a result, no provision for income taxes is necessary for the years ended August 31, 1996 and 1995 and no deferred taxes have been recorded for any period because of the net operating losses incurred in these periods. With the divestiture of its subsidiaries on August 31, 1996, net operating losses reported for the consolidated companies are no longer available. Only the Company's losses on a stand alone basis are available.

                       CHARTWELL CABLE FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 9    -    INCOME TAXES (CONTINUED)

               The net deferred tax asset at August 31, 1996 and 1995 was as follows:

                                                     1996           1995
                                                   --------       --------
               Net operating loss benefit
                carry-forward                     $  63,300      $ 572,322
               Valuation allowance for
                deferred tax assets                 (63,300)      (572,322)
                                                  ---------      ---------

               Net deferred tax asset             $       -      $       -
                                                  =========      =========



               Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company.

               At August 31, 1996 and 1995, the Company has approximately $211,000 of net operating loss carry-forwards for tax purposes available to offset future taxable income which, if not utilized to reduce taxable income in future periods, expire in the years 2007 to 2011.

NOTE 10   -    SEGMENT REPORTING

               The Company has operated in two industries: (1) cable television operations and (2) manufacture and sale of a golf practice product. Both of these segments were sold during the year ended August 31, 1995 and are presented as discontinued operations.

                       CHARTWELL CABLE FUND, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (CONTINUED)

NOTE 10   -    SEGMENT REPORTING (CONTINUED)

                                                     1996           1995
                                                   --------       --------

               Identifiable assets:
                    Cable                         $       -      $       -
                    Golf product                          -              -
                    Corporate                             -        200,233
                                                  ---------      ---------
                      Total                       $       -      $ 200,233
                                                  =========      =========

               Depreciation and amortization:
                    Cable                         $       -      $  40,094
                    Golf product                          -          6,027
                    Corporate                             -          6,352
                                                  ---------      ---------
                      Total                       $       -      $  52,473
                                                  =========      =========

               Revenue:
                    Cable                         $       -      $  92,683
                    Golf product                          -         14,102
                    Interest                              -          6,691
                                                  ---------      ---------
                                                          -      $ 113,476
                                                  =========      =========

               Net income (loss):
                    Cable                         $       -      $ (32,749)
                    Golf product                          -         (2,200)
                    Corporate                             -       (167,436)
                                                  ---------      ---------
                      Total                       $       -      $(202,385)
                                                  =========      =========

               Capital Expenditures:
                    Cable                         $       -      $       -
                    Golf product                          -              -
                    Corporate                             -            170
                                                  ---------      ---------
                      Total                       $       -      $     170
                                                  =========      =========

NOTE 11   -    SUBSEQUENT EVENT

               On March 14, 1997, the Company changed the authorized number of shares of its $.10 par value common stock from 2,000,000 to 100,000,000 and its authorized number of shares of $.10 par value preferred stock from 10,000 to 10,000,000. The authorized shares of stock on the balance sheet have been revised to reflect this change.

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Denver, Colorado on the 6th day of May, 1997.
                    CHARTWELL CABLE FUND, INC.



                    By: A. CLINTON OBER
                       -----------------------
                       A. Clinton Ober, President


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                  Title                  Date
         ---------                  -----                  ----


A. CLINTON OBER               President, Chief         May 6, 1997
-------------------------     Executive Officer,
A. Clinton Ober               and Director

DANIEL G. BULLER              Vice-President           May 6, 1997
-------------------------     Secretary and Treasurer
Daniel G. Buller


CHARLES A. DOWNING            Director                 May 6, 1997
-------------------------
Charles A. Downing


PETER C. TENEYCK              Director                 May 6, 1997
-------------------------
Peter C. TenEyck


Supplemental information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act By Non-Reporting Issuers:

No annual report or proxy material covering the registrant's last fiscal year has been sent to security holders. If such annual report or proxy material is to be furnished to security holders, the registrant shall furnish copies of such material to the Commission when it is sent to security holders.