Form 10QSB
period 1995-11-30
CHARTWELL CABLE FUND INC
filed 1997-08-18
CIK 824606

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period year ended November 30, 1995

(  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1943 (No Fee Required)
          For the transition period from _________________ to
           _________________

          Commission File number 33-18174-D


                      CHARTWELL CABLE FUND, INC.
-----------------------------------------------------------------------
            (Name of small business issuer in its charter)


           Colorado                                 84-1067172
-------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                20 Chase Street, Lakewood, Colorado 80226
                -----------------------------------------
                (Address of principal executive offices)

                              303/592-7077
                        -------------------------
                        Issuer's telephone number

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

     500,000 shares of common stock were outstanding as of May 31, 1997.
     -------------------------------------------------------------------

                                 PART I

Item 1.        Financial Statements
-------        --------------------
     See pages beginning F-1 attached hereto. These unaudited financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Item 2.        Management Discussion and Analysis of Financial Condition
-------        ---------------------------------------------------------
and Results of Operation.
-------------------------
     As this report is being filed subsequent to the 10KSB for the year ended August 31, 1996 of which this report covers the first quarter of such year, please refer to such filing.


                                PART II

Item 1.        Legal Proceedings:       None
-------        -----------------

Item 2.        Charge in Securities:         None
-------        --------------------

Item 3.        Defaults on Senior Securities:          None
-------        -----------------------------

Item 4.        Submission of Matters to a Vote of Security Holders:  None
-------        ---------------------------------------------------

Item 5.        Other Information:       None
-------        -----------------

               CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                  30-NOV-95      31-AUG-95
                                                  ---------      ---------

                      ASSETS

Current Assets
--------------
     Cash                                        $  165,686     $  169,776
     Accounts receivable other                       25,023         25,023
     Accounts receivable, related parties             5,000          5,000
     Net assets of discontinued business                  -              -
                                                 ----------     ----------
               Total Current Assets                 195,709        199,799

     Property and equipment, net of
          accumulated depreciation                      326            434
                                                 ----------     ----------
                                                        326            434

               Total Assets                      $  196,035     $  200,233
                                                 ==========     ==========


     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
-------------------
     Accounts payable                            $    2,599     $      555
     Accounts payable, related parties               30,000         30,000
                                                 ----------     ----------
               Total Current Liabilities             32,599         30,555

     Minority interest in
          consolidated subsidiary                    65,957         36,721

Stockholders' Equity (Notes 1 and 3)
------------------------------------
     Preferred stock, $.10 par value,
          10,000 shares authorized,
          none issued and outstanding                     -              -

     Common stock, $.10 par value,
          2,000,000 shares
          authorized, 865,664 shares
          issued and outstanding                     86,566         86,566
     Additional paid-in capital                   1,574,447      1,574,447
     Accumulated (deficit)                       (1,563,534)    (1,528,056)
                                                 ----------     ----------
               Total Stockholders' Equity            97,479        132,957
                                                 ----------     ----------
                                                 $  196,035     $  200,233
                                                 ==========     ==========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   F1

               CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                  30-NOV-95      30-NOV-94
                                                  ---------      ---------
Revenue
-------
     Interest income                             $    1,566     $        -

Expenses
--------
     General and administrative                       7,698         28,514
     Operating expense                                  109            478
                                                 ----------     ----------
                                                      7,807         28,992

     Operating income (loss)                         (6,241)       (28,992)

Other income (expense)
----------------------

     Minority interest in losses of
          consolidated subsidiaries                     400          4,088
                                                 ----------     ----------
               (Loss) From Continuing
                Operations                           (5,841)       (24,904)

Discontinued Operations
-----------------------
     Income (loss) cable and golf
          operations                                      -        (30,924)
     Gain on sale of golf products                        -         12,721
                                                 ----------     ----------
               (Loss) From Discontinued
                Operations                                -        (18,203)

                    Net Income (Loss)            $   (5,841)    $  (43,107)
                                                 ==========     ==========

Net Income (Loss) Per Share Of Common Stock
-------------------------------------------
     Continuing operations                       $    (0.01)        $(0.03)
     Discontinued operations                              -          (0.02)
                                                 ----------     ----------
               Net (Loss) Per Common Share            (0.01)         (0.05)
                                                 ==========     ==========

     Weighted average number of common
     shares outstanding during the period           865,664        865,664
                                                 ==========     ==========


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   F2

               CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW


                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                  30-NOV-95      30-NOV-94
                                                  ---------      ---------
Cash Flows From Operating Activities
------------------------------------
     Net income (loss)                           $   (5,841)    $  (43,106)


Items Not Requiring Cash
------------------------
     Depreciation and amortization                      109            478
     Minority interest in loss                         (400)        (4,088)


Discontinued Business
---------------------
     Gain on sale of discontinued business                -        (12,721)
     Depreciation and amortization                        -         18,576
     Decrease (increase) in accounts
     receivable, accrued interest
     receivable and prepaids                              -          4,226
     Decrease (increase) in inventory                     -         64,282
     Increase (decrease) in accounts
     payable and accrued expenses                     2,042         26,420
                                                 ----------     ----------
          Net Cash Used by Operating
           Activities                                (4,090)        54,067
                                                 ----------     ----------

Cash Flows From Investing Activities
------------------------------------
     Proceeds from sale of discontinued
     business                                             -         85,000
     Cash used by discontinued business                   -         52,303
                                                 ----------     ----------

          Net Cash Provided (Used) By
           Investing Activities                           -         32,697
                                                 ----------     ----------

Cash Flows From Financing Activities
------------------------------------
     Debt repayment by discontinued
     business                                             -          1,519
                                                 ----------     ----------

          Net Cash Provided (Used) By
           Financing Activities                  $   (4,090)    $   85,245
                                                 ==========     ==========

Supplemental Disclosures Of Cash
--------------------------------
Flow Information
----------------
     Interest received                           $    1,566     $        -
     Interest paid                                        -          9,770


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   F3

              CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           November 30, 1995

1.   BASIS OF PRESENTATION AND ORGANIZATION
     --------------------------------------

The consolidated balance sheet as of November 30, 1995, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended November 30, 1995 and 1994, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1995, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 Form 10KSB annual report. The results of operations for the three months ending November 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

2.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

The consolidated financial statements of the Company at November 30, 1995 and 1994, and for the three months then ended, include the Cable of Colorado, Inc., which was incorporated on September 2, 1998, and its 100% owned subsidiary Chartwell Products, Inc., which was incorporated on November 8, 1993. All material intercompany balances and transactions have been eliminated.

                              SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registratnt has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CHARTWELL CABLE FUND, INC.
                             (Registrant)



                     By: /s/ A. CLINTON OBER
                        -------------------------------
                          A. Clinton Ober, President
                          and Chief Financial Officer