Form 10QSB
period 1996-02-28
CHARTWELL CABLE FUND INC
filed 1997-08-18
CIK 824606

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period year ended February 28, 1996

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


                                PART II

Item 1.        Legal Proceedings:       None
-------        -----------------

Item 2.        Charge in Securities:         None
-------        --------------------

Item 3.        Defaults on Senior Securities:          None
-------        -----------------------------

Item 4.        Submission of Matters to a Vote of Security Holders:  None
-------        ---------------------------------------------------

Item 5.        Other Information:       None
-------        -----------------

               CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                  28-FEB-96      31-AUG-95
                                                  ---------      ---------

                      ASSETS

Current Assets
--------------
     Cash                                        $    6,497     $  169,776
     Accounts receivable other                        8,170         25,023
     Accounts receivable, related parties           177,000          5,000
                                                 ----------     ----------
               Total Current Assets                 191,667        199,799

     Property and equipment, net of
          accumulated depreciation                      217            434
                                                 ----------     ----------
                                                        217            434

               Total Assets                       $ 191,884     $  200,233
                                                 ==========     ==========


     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
-------------------
     Accounts payable                            $    2,599     $      555
     Accounts payable, related parties               30,000         30,000
                                                 ----------     ----------
               Total Current Liabilities             32,599         30,555

     Minority interest in
          consolidated subsidiary                    35,924         36,721

Stockholders' Equity
--------------------
     Preferred stock, $.10 par value,
          10,000 shares authorized,
          none issued and outstanding                     -              -
     Common stock, $.10 par value,
          2,000,000 shares
          authorized, 865,664 shares
          issued and outstanding                     86,566         86,566
     Additional paid-in capital                   1,574,447      1,574,447
     Accumulated (deficit)                       (1,537,652)    (1,528,056)
                                                 ----------     ----------
               Total Stockholders' Equity           123,361        132,957
                                                 ----------     ----------
                                                 $  191,884     $  200,233
                                                 ==========     ==========

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   F1

               CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                 ----------------------    ----------------------
                                 28-FEB-96    28-FEB-95    28-FEB-96    28-FEB-95
                                 ---------    ---------    ---------    ---------
Revenue
-------
  Interest income               $    3,652   $        -   $    5,218   $        -

Expenses
--------
  General and administrative         7,694       44,113       15,392       75,708
  Operating expenses                   109        4,529          218        6,895
                                ----------   ----------   ----------   ----------
                                     7,803       48,642       15,610       82,603
                                ----------   ----------   ----------   ----------
      Operating Income (Loss)       (4,151)     (48,642)     (10,392)     (82,603)


Other Income
------------
  Minority interest in losses of
    consolidated subsidiaries          396         (275)         796        3,813
                                ----------   ----------   ----------   ----------
      (Loss) Continuing
       Operations                   (3,755)     (48,917)      (9,596)     (78,790)

Discontinued Operations
-----------------------
  Income (loss) cable and
    golf operations                      -      (52,841)           -      (79,345)
  Gain on sale of assets, net            -       86,316            -       99,036
                                ----------   ----------   ----------   ----------
    Income (Loss) From
      Discontinued Operations            -       33,475            -       19,691

        Net Income (Loss)           (3,755)     (15,442)      (9,596)     (59,099)
                                ==========   ==========   ==========   ==========

Net Income (Loss) Per Share Of
------------------------------
Common Stock
------------
  Continuing operations         $    (0.01)  $    (0.06)  $    (0.01)  $    (0.09)
  Discontinued operations                -         0.04            -         0.02
                                ----------   ----------   ----------   ----------
    Net Gain (Loss) Per
     Common Share               $    (0.01)  $    (0.02)  $    (0.01)  $    (0.07)
                                ==========   ==========   ==========   ==========

  Weighted average number of
  common shares during the
  period                           865,664      865,664      865,664      864,664
                                ==========   ==========   ==========   ==========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   F2

               CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOW


                                                      SIX MONTHS ENDED
                                                  ------------------------
                                                  28-FEB-96      28-FEB-95
                                                  ---------      ---------
Cash Flows From Operating Activities
------------------------------------
     Net income (loss)                           $   (9,596)    $  (59,099)
Items Not Requiring Cash
------------------------
     Depreciation and amortization                      218            956
     Minority interest in loss                         (796)        (3,813)


Discontinued Business
---------------------
     Gain on sale of discontinued business                -         94,746
     Decrease (increase) in accounts
     receivable, accrued interest
     receivable and prepaids                       (155,150)       (34,478)
     Decrease (increase) in inventory                     -         64,282
     Increase (decrease) in accounts
     payable and accrued expenses                     2,042         55,995
                                                 ----------     ----------
          Net Cash Used by Operating
           Activities                              (163,280)       121,589
                                                 ----------     ----------

Cash Flows From Investing Activities
------------------------------------
     Proceeds from sale of discontinued
      business                                            -        826,000
     Cash used by discontinued business                   -       (284,808)
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Investing Activities                           -        541,192


Cash Flows From Financing Activities
------------------------------------
     Debt repayment by discontinued
     business                                             -       (337,132)
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Financing Activities                           -       (337,132)

               Net Increase In Cash At
                End of Period                    $ (163,280)    $  325,649
                                                 ==========     ==========

Supplemental Disclosures Of Cash
--------------------------------
Flow Information
----------------
     Interest received                           $      504     $      411
     Interest paid                                        -         18,572


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   F3

              CHARTWELL CABLE FUND, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           February 28, 1996

1.   BASIS OF PRESENTATION AND ORGANIZATION
     --------------------------------------

The consolidated balance sheet as of February 28, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended February 28, 1996 and 1995, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 Form 10KSB annual report. The results of operations for the three months ending February 28, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

2.   PRINCIPLES OF CONSOLIDATION
     ---------------------------

The consolidated financial statements of the Company at February 28, 1996 and 1995, and for the three months then ended, include the Cable of Colorado, Inc., which was incorporated on September 2, 1998, and its 100% owned subsidiary Chartwell Products, Inc., which was incorporated on November 8, 1993. All material intercompany balances and transactions have been eliminated.

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