Form 10QSB
period 1996-11-30
CHARTWELL CABLE FUND INC
filed 1997-08-18
CIK 824606

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period year ended November 30, 1996

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

     500,000 shares of common stock were outstanding as of June 3, 1997.
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
and Results of Operation.
-------------------------
     The Company has not had any operations since September, 1994. During the fiscal year ended August 31, 1994 and in the first quarter of the fiscal year ended August 31, 1995, the Company sold all of its operations and has paid off substantially all of its liabilities.

     The proceeds of the sale of the discontinued operations were used to pay off substantially all of the Company's liabilities. In addition the Company has transferred ownership of all of its subsidiaries to the Company's parent corporation, Chartwell Capital Corp. Management believes that as restructured, the Company is an attractive candidate for a privately held business seeking to reorganize with a publicly owned corporation such as the Company.

LIQUIDITY:     As a result of the sale of the discontinued business and
payment of outstanding liabilities with the proceeds thereof, the Company has eliminated the sources of continuing losses and presently has no significant outstanding liabilities.

CAPITAL RESOURCES: As a result of the sale of the Company's business and the payment of liabilities curing the previously fiscal year, the Company has minimal capital resources.

RESULTS OF OPERATIONS:        As of the date of this report, the Company's
only operations are to seek out and conclude a reorganization with a privately held company. Management anticipates that minor losses will continue as a result of continuing general and administrative expenses but that such losses shall be substantially covered by the agreement with One Capital Corporation to bring the company current with its SEC filings, tax returns and other necessary matters required to be a viable merger candidate.


                                PART II

Item 1.        Legal Proceedings:       None
-------        -----------------

Item 2.        Charge in Securities:         None
-------        --------------------

Item 3.        Defaults on Senior Securities:          None
-------        -----------------------------

Item 4.        Submission of Matters to a Vote of Security Holders:  None
-------        ---------------------------------------------------

Item 5.        Other Information:       None
-------        -----------------

                       CHARTWELL CABLE FUND, INC.
                             BALANCE SHEETS

                                                  30-NOV-96      31-AUG-96
                                                  ---------      ---------

                      ASSETS

Current Assets                                            -              -
--------------                                   ----------     ----------
               Total Assets                      $        -     $        -
                                                 ==========     ==========


                                                  30-NOV-96      31-AUG-96
                                                  ---------      ---------
     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
-------------------
     Accounts payable                            $    3,877     $    3,577
     Accounts payable, related parties                    -              -
                                                 ----------     ----------
               Total Current Liabilities              3,877          3,577

Stockholders' Equity
--------------------
     Preferred stock, $.10 par value,
          10,000,000 shares authorized,
          none issued and outstanding                     -              -
     Common stock, $.10 par value,
          100,000,000 shares authorized,
          865,664 shares issued, 500,000
          and 865,664 shares outstanding,
          respectively                               50,000         86,566
     Additional paid-in capital                   1,611,013      1,574,447
     Accumulated (deficit)                       (1,664,890)    (1,664,590)
                                                 ----------     ----------
               Total Stockholders' Equity            (3,877)        (3,577)
                                                 ----------     ----------
                                                 $        -     $        -
                                                 ==========     ==========

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                   F1

               CHARTWELL CABLE FUND, INC. AND SUBSIDIARY'S
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                  30-NOV-96      30-NOV-95
                                                  ---------      ---------
Revenue
-------
     Interest income                             $        -     $    1,566

Expenses
--------
     General and administrative                         300          7,698
     Operating expense                                    -            109
                                                 ----------     ----------
                                                        300          7,807

Operating Income (Loss)                                (300)        (6,241)

Other Income (Expense)
----------------------
     Minority interest in loss of
          consolidated subsidiary                         -            400
                                                 ----------     ----------
                    Net Income (Loss)            $     (300)    $   (5,841)
                                                 ==========     ==========

Net Income (Loss) Per Share Of Common Stock
-------------------------------------------
     Net (loss) per common share                 $        -     $    (0.01)
                                                 ==========     ==========

     Weighted average number of common
     shares outstanding during the period           500,000        865,664
                                                 ==========     ==========


           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                   F2

                       CHARTWELL CABLE FUND, INC.
                        STATEMENTS OF CASH FLOW


                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                  30-NOV-96      30-NOV-95
                                                  ---------      ---------
Cash Flows From Operating Activities
------------------------------------
     Net income (loss)                           $     (300)    $   (5,841)
Items Not Requiring Cash
------------------------
     Depreciation and amortization                        -            109
     Minority interest in loss                            -           (400)


Adjustments to reconcile operating activities
---------------------------------------------
     Increase (decrease) in accounts
          payable and accrued expenses                  300          2,042
                                                 ----------     ----------

          Net Cash Used by Operating
           Activities                                     -         (4,090)
                                                 ----------     ----------

Cash Flows From Investing Activities
------------------------------------
     Additions to property and equipment                  -              -
     Proceeds from sale of discontinued
     business                                             -              -
     Cash used by discontinued business                   -              -
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Investing Activities                           -              -


Cash Flows From Financing Activities
------------------------------------
     Debt repayment by discontinued
     business                                             -              -
     Advances from notes payable,
     related parties                                      -              -
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Financing Activities                           -              -

               Net Decrease In Cash At
                End of Period                    $ (169,445)    $   (4,090)
                                                 ==========     ==========




             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                   F3

                      CHARTWELL CABLE FUND, INC.
                     NOTES TO FINANCIAL STATEMENTS

                           November 30, 1996

1.   BASIS OF PRESENTATION AND ORGANIZATION
     --------------------------------------

The balance sheet as of November 30, 1996, the statements of operations and the statements of cash flows for the three months ended November 30, 1996 and 1995, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 Form 10KSB annual report. The results of operations for the three months ending November 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

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