Form 10QSB
period 1997-02-28
CHARTWELL CABLE FUND INC
filed 1997-08-18
CIK 824606

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period year ended February 28, 1997

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


                                PART II

Item 1.        Legal Proceedings:       None
-------        -----------------

Item 2.        Charge in Securities:         None
-------        --------------------

Item 3.        Defaults on Senior Securities:          None
-------        -----------------------------

Item 4.        Submission of Matters to a Vote of Security Holders:  None
-------        ---------------------------------------------------

Item 5.        Other Information:       None
-------        -----------------

                CHARTWELL CABLE FUND, INC. AND SUBSIDIARY
                             BALANCE SHEETS

                                                  28-FEB-97      31-AUG-96
                                                  ---------      ---------

                      ASSETS

Current Assets
--------------
     Prepaid expenses                            $      500     $        -
                                                 ----------     ----------
               Total Assets                             500              -
                                                 ==========     ==========


                                                 28-FEB-97      31-AUG-96
                                                 ---------      ---------
     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
-------------------
     Accounts payable                            $    4,178     $    3,577
     Accounts payable, related parties                    -              -
                                                 ----------     ----------
               Total Current Liabilities              4,178          3,577

Stockholders' Equity
--------------------
     Preferred stock, $.10 par value,
          10,000,000 shares authorized,
          none issued and outstanding                     -              -
     Common stock, $.10 par value,
          100,000,000 shares authorized,
          865,664 shares issued, 500,000
          and 865,664 shares, outstanding
          respectively                               50,000         86,566
     Additional paid-in capital                   1,611,513      1,574,447
     Accumulated (deficit)                       (1,665,191)    (1,664,590)
                                                 ----------     ----------
               Total Stockholders' Equity            (3,678)        (3,577)
                                                 ----------     ----------

                                                 $      500     $        -
                                                 ==========     ==========

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                   F1

                       CHARTWELL CABLE FUND, INC.
                        STATEMENTS OF OPERATIONS



                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                 ----------------------    ----------------------
                                 28-FEB-97    28-FEB-96    28-FEB-97    28-FEB-96
                                 ---------    ---------    ---------    ---------
                                           (CONSOLIDATED)            (CONSOLIDATED)
Revenue
-------
  Interest income               $        -   $    3,652   $        -   $    5,218

Expenses
--------
  General and administrative           299        7,694          599       15,392
  Operating expenses                     -          109            -          218
                                ----------   ----------   ----------   ----------
                                       299        7,803          599       15,610

      Operating Income (Loss)         (299)      (4,151)        (599)     (10,392)


Other Income
------------
  Minority interest in loss of
    consolidated subsidiary              -          396            -          796
                                ----------   ----------   ----------   ----------
        Net Income (Loss)       $     (299)  $   (3,755)  $     (599)  $   (9,596)
                                ==========   ==========   ==========   ==========

Net Income (Loss) Per Share Of
------------------------------
Common Stock
------------
    Net Gain (Loss) Per
     Common Share               $        -   $    (0.01)  $        -   $    (0.01)
                                ==========   ==========   ==========   ==========

  Weighted average number of
  common shares during the
  period                           500,000      865,664      500,000      864,664
                                ==========   ==========   ==========   ==========

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS







                                   F2

                       CHARTWELL CABLE FUND, INC.
                        STATEMENTS OF CASH FLOWS


                                                      SIX MONTHS ENDED
                                                  ------------------------
                                                  28-FEB-97      28-FEB-96
                                                  ---------      ---------
Cash Flows From Operating Activities
------------------------------------
     Net income (loss)                           $     (599)    $   (9,596)
Items Not Requiring Cash
------------------------
     Depreciation and amortization                        -            218
     Minority interest in loss                            -           (796)
     Decrease (increase) in accounts
          receivable, accrued interest
          receivable and prepaids                      (500)      (155,150)
     Increase (decrease) in accounts
          payable and accrued expenses                  599          2,044
                                                 ----------     ----------
               Net Cash Used By
                Operating Activities                   (500)      (163,280)
                                                 ----------     ----------

Cash Flows From Investing Activities
------------------------------------
     Additions to property and equipment                  -              -
     Proceeds from sale of discontinued
      business                                            -              -
     Cash used by discontinued business                   -              -
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Investing Activities                           -              -


Cash Flows From Financing Activities
------------------------------------
     Advances from related parties                      500              -
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Financing Activities                           -              -

               Net Incrase In Cash At
                End of Period                    $        -     $ (163,280)
                                                 ==========     ==========

Supplemental Disclosures Of Cash Flow
-------------------------------------
Information
-----------
     Interest received                           $        -     $      504




             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                   F3

                      CHARTWELL CABLE FUND, INC.
                     NOTES TO FINANCIAL STATEMENTS

                           February 28, 1997

1.   BASIS OF PRESENTATION AND ORGANIZATION
     --------------------------------------

The balance sheet as of February 28, 1997, the statements of operations and the statements of cash flows for the three months ended February 28, 1997 and 1996, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at February 28, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 Form 10KSB annual report. The results of operations for the three months ending February 28, 1997 and 1996 are not necessarily indicative of the operating results for the full year.









                                   F4

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