Form 10QSB
period 1997-05-31
CHARTWELL CABLE FUND INC
filed 1997-08-25
CIK 824606

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period year ended May 31, 1997

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

     500,000 shares of common stock were outstanding as of August 15, 1997.
     ----------------------------------------------------------------------

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

LIQUIDITY:     As a result of the sale of the discontinued business and
payment of outstanding liabilities with the proceeds thereof, the Company has eliminated the sources of continuing losses and presently has no significant outstanding liabilities. The only outstanding payable at May 31, 1997 was to American Securities Transfer and Trust, Inc., which was subsequently settled and paid by One Capital Corporation on August 4, 1997. There are no other outstanding liabilities.

CAPITAL RESOURCES: As a result of the sale of the Company's business and the payment of liabilities during the previously fiscal year, the Company has minimal capital resources. As provided in their June, 1996 agreement, One Capital Corporation (OCC) is responsible and has been paying for certain expenses to keep the Company current with the necessary SEC and tax filings.

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

Item 5.        Other Information:       On June 4, 1997, the Company, with
assistance from One Capital Corporation, entered into an Agreement and Plan of Reorganization with Siemann Educational Systems, Inc., a Colorado Corporation ("SES"). The Agreement provided for the issuance of 400,000 shares of the Company's common stock for 100% of the common stock of SES. The Agreement contains numerous representations, warranties and covenants by both parties. The closing of this Agreement is contingent only upon the receipt by SES of written notice that the Department of Education ("DOE") of the U.S. Government has recertified SES under the Title IV Program, which was received by SES on or about August 14, 1997. The final documentation for the recertification is in process at the DOE and it is anticipated that it will be received during the week of August 25, 1997. The Company anticipates closing to occur by August 29, 1997.

     Concurrent with the closing of the Agreement with SES, Paul T. Siemann, Joe Chalupa and Barbara Siemann will be appointed to the Company's Board of Directors and the existing directors will resign.

     The Company also entered into Stock Purchase Agreements with Paul T. Siemann for the acquisition of 2,250,000 shares of the Company's common stock and Christian Business Advisory Services, Inc. for 500,000 shares of the Company's common stock. The consideration for these acquisitions is $.001 per share. These Stock Purchase transactions will close simultaneously with the SES Agreement described above.

Item 6.   Exhibits and Reports on Form 8-K:       None
-------   --------------------------------

                CHARTWELL CABLE FUND, INC. AND SUBSIDIARY
                             BALANCE SHEETS

                                                  31-MAY-97      31-AUG-96
                                                  ---------      ---------
                      ASSETS

Current Assets
--------------
     Prepaid expenses                            $      500     $        -
                                                 ----------     ----------
               Total Assets                             500              -
                                                 ==========     ==========


                                                  31-MAY-97      31-AUG-96
                                                  ---------      ---------
     LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
-------------------
     Accounts payable                            $      800     $    3,577
     Accounts payable, related parties                    -              -
                                                 ----------     ----------
               Total Current Liabilities                800          3,577

Stockholders' Equity
--------------------
     Preferred stock, $.10 par value,
          10,000,000 shares authorized,
          none issued and outstanding                     -              -
     Common stock, $.10 par value,
          100,000,000 shares authorized,
          865,664 shares issued, 500,000
          and 865,664 shares, outstanding
          respectively                               50,000         86,566
     Additional paid-in capital                   1,613,527      1,574,447
     Accumulated (deficit)                       (1,663,827)    (1,664,590)
                                                 ----------     ----------
               Total Stockholders' Equity              (300)        (3,577)
                                                 ----------     ----------

                                                 $      500     $        -
                                                 ==========     ==========

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                   F1

                       CHARTWELL CABLE FUND, INC.
                        STATEMENTS OF OPERATIONS



                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                 ----------------------    ----------------------
                                 31-MAY-97    31-MAY-96    31-MAY-97    31-MAY-96
                                 ---------    ---------    ---------    ---------
                                           (CONSOLIDATED)            (CONSOLIDATED)
Revenue
-------
  Interest income               $        -   $    3,192   $        -   $    8,410
  Miscellaneous income               1,664            -        1,664            -
                                ----------   ----------   ----------   ----------
                                $    1,664   $    3,192   $    1,664   $    8,410

Expenses
--------
  General and administrative           300        6,211          899       21,603
  Operating expenses                     -          109            -          327
                                ----------   ----------   ----------   ----------
                                       300        6,320          899       21,930

      Operating Income (Loss)        1,364       (3,128)         765      (13,520)


Other Income
------------
  Minority interest in loss of
    consolidated subsidiary              -          100            -          896
                                ----------   ----------   ----------   ----------
        Net Income (Loss)       $    1,364   $   (3,028)  $      765   $  (12,624)
                                ==========   ==========   ==========   ==========

Net Income (Loss) Per Share Of
------------------------------
Common Stock
------------
    Net Gain (Loss) Per
     Common Share               $        -   $    (0.00)  $        -   $    (0.01)
                                ==========   ==========   ==========   ==========

  Weighted average number of
  common shares during the
  period                           500,000      865,664      500,000      865,664
                                ==========   ==========   ==========   ==========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







                                   F2

                       CHARTWELL CABLE FUND, INC.
                        STATEMENTS OF CASH FLOWS


                                                     NINE MONTHS ENDED
                                                  ------------------------
                                                  31-MAY-97      31-MAY-96
                                                  ---------      ---------
                                                               (CONSOLIDATED)
Cash Flows From Operating Activities
------------------------------------
     Net income (loss)                           $      765      $ (12,624)
Items Not Requiring Cash
------------------------
     Depreciation and amortization                        -            327
     Minority interest in loss                            -           (896)
     Decrease (increase) in accounts
          receivable, accrued interest
          receivable and prepaids                      (500)      (158,296)
     Increase (decrease) in accounts
          payable and accrued expenses                 (763)         2,044
                                                 ----------     ----------

               Net Cash Used By
                Operating Activities                   (498)      (169,445)
                                                 ----------     ----------

Cash Flows From Investing Activities
------------------------------------
     Additions to property and equipment                  -              -
     Proceeds from sale of discontinued
      business                                            -              -
     Cash used by discontinued business                   -              -
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Investing Activities                           -              -


Cash Flows From Financing Activities
------------------------------------
     Advances from related parties                      500              -
                                                 ----------     ----------
          Net Cash Provided (Used) By
           Financing Activities                         500              -

               Net Increase In Cash At
                End of Period                    $        2     $ (169,445)
                                                 ==========     ==========

Supplemental Disclosures Of Cash Flow
-------------------------------------
Information
-----------
     Interest received                           $        -     $       45




             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                                   F3

                      CHARTWELL CABLE FUND, INC.
                     NOTES TO FINANCIAL STATEMENTS

                             May 31, 1997

1.   BASIS OF PRESENTATION AND ORGANIZATION
     --------------------------------------

The balance sheet as of May 31, 1997, the statements of operations and the statements of cash flows for the nine months ended May 31, 1997 and 1996, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at May 31, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's August 31, 1996 Form 10KSB annual report. The results of operations for the nine months ending May 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.









                                   F4

                              SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CHARTWELL CABLE FUND, INC.
                             (Registrant)



                     By: /s/ A. CLINTON OBER
                        -------------------------------
                          A. Clinton Ober, President
                          and Chief Financial Officer