Form 10QSB
period 1997-09-30
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1997-11-20
CIK 824606

U.S. Securities and Exchange Commission
                        Washington, D.C.  20549

                              Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period year ended September 30, 1997

(  )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1943 (No Fee Required)
          For the transition period from _________________ to
           _________________

          Commission File number 33-18174-D


                   SIEMANN EDUCATIONAL SYSTEMS, INC.
-----------------------------------------------------------------------
            (Name of small business issuer in its charter)


           Colorado                                  84-1067172
-------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

       405 S. Platte River Drive, Suite 3A, Denver, Colorado 80223
       -----------------------------------------------------------
                (Address of principal executive offices)

                              303/733-9673
                        -------------------------
                        Issuer's telephone number

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

3,700,000 shares of common stock were outstanding as of September 30, 1997.
---------------------------------------------------------------------------

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

Item 2.        Management Discussion and Analysis of Financial Condition
-------        ---------------------------------------------------------
               and Results of Operation.
               -------------------------

OPERATION
---------

     The Company recently acquired Siemann Educational Systems, Inc. (SES), on August 31, 1997 in a reverse merger as set forth in the August 31, 1997 Form 8-K filed with the Securities and Exchange Commission on September 8, 1997. SES owns and operates the Denver Automotive and Diesel College
(DADC) located at 460 S. Lipan Street, Denver, CO 80223. DADC trains automotive and diesel mechanics for placement in the automotive and diesel industry.

LIQUIDITY
---------

     The Company has adequate liquidity and working capital to fund its operations on an on going basis.

CAPITAL RESOURCES
-----------------

     The Company has acquired a revolving line of credit from a commercial bank in the amount of $350,000. As of September 30, 1997, $228,000 of this line of credit is outstanding. The remainder is sufficient to provide for the Company's needs.

RESULTS OF OPERATIONS
---------------------

     The Company's sales increased to $2,397,471 for the nine months ended September 30, 1997 compared to $2,245,081 for the equivalent period in 1996. The increase of $152,390 is primarily attributable to increased sales of short-term training provided to automotive dealer staff.

     The Company's profits increased to $106,432 for the nine months ended September 30, 1997 compared to $77,848 for the equivalent period in 1996. The increase of $28,584 is attributable to higher margins from short-term training courses.

                                PART II

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGE IN SECURITIES

          On June 4, 1997 the Company issued 2,250,000 shares and 500,000 shares of common stock to Paul T. Siemann and Christian Business Advisory Services, Inc., respectively, for $.001 per share.

          On August 29, 1997 the Company sold 50,000 shares to an unrelated party for $2.00 per share.

          On August 31, 1997 the Company issued 400,000 shares to Paul T. Siemann in exchange for 100 percent ownership of Siemann Educational Systems, Inc.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On September 18, 1997 at a duly called Special Shareholders Meeting, the Company's shareholders voted to amend the Articles of Incorporation to: change the Company's fiscal year end to December 31; change the name of the Company to Siemann Educational Systems, Inc.; change the Company's Registered Agent to James J. Soran, III; and make minor housekeeping changes to the Articles.

          A quorum was present at the meeting and no dissenting votes were cast.

ITEM 5.   OTHER INFORMATION

          On June 4, 1997, the Company, entered into an Agreement and Plan of Reorganization with Siemann Educational Systems, Inc., a Colorado Corporation ("SES"). The Agreement provided for the issuance of 400,000 shares of the Company's common stock for 100% of the common stock of SES. The Agreement contains numerous representations, warranties and covenants by both parties. The Company closed this agreement on August 31, 1997.

          Concurrent with the closing of the Agreement with SES, Paul T. Siemann, Joe Chalupa and Barbara Siemann were appointed to the Company's Board of Directors and the existing directors have resigned.

          The Company also entered into Stock Purchase Agreements with Paul
          T. Siemann for the acquisition of 2,250,000 shares of the Company's common stock and Christian Business Advisory Services, Inc. for 500,000 shares of the Company's common stock on June 4, 1997. The consideration for these acquisitions was $.001 per share.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit No.    Description
               -----------    -----------

                  27          Financial Data Schedule

          (b)  Reports on Form 8-K:

               On September 8, 1997, the Company filed a Report on Form 8-K under Item 1., "Changes in Control of Registrant," and
               Item 5., "Other Events;" on November 12, 1997, the Company filed a Report on Form 8-K under Item 4., "Changes in Accountants," and Item 8., "Change in Fiscal Year;" and on November ___, 1997, the Company filed a Report on Form 8-K under Item 7., "Financial Statements."

                CHARTWELL CABLE FUND, INC. AND SUBSIDIARY
                             BALANCE SHEETS

                                                   NINE MONTHS ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,
                                                   1997          1996
                                                -----------   -----------

ASSETS
------
CURRENT ASSETS
   Cash                                           $ 131,952      $ 124,379
   Accounts receivable                                    -              -
   Less allowance for doubtful
    accounts of $89,156 in 1996
    and $139,426 in 1997                          1,256,373      1,146,727
   Note receivable                                        -              -
   Stockholder secured                              149,477         80,000
   Note receivable - other                          200,000              -
   Inventory                                         23,238         35,264
                                                 ----------     ----------
          Total Current Assets                    1,761,040      1,386,370

PROPERTY AND EQUIPMENT, net                         324,398        425,643

ACCOUNTS AND NOTES RECEIVABLE, net                  839,948        303,022

OTHER ASSETS, net                                    76,556         97,382

                                                  3,001,942      2,212,417
                                                 ==========     ==========


LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
CURRENT LIABILITIES
   Accounts payable                               $ 115,202      $ 165,730
   Student refunds payable                            9,560         11,997
   Student credit balances                           39,065              -
   Accrued liabilities & taxes                      115,676         75,583
   Deferred tuition income                        1,199,563      1,245,739
   Current maturities of
    long-term debt & taxes                          302,680        161,212
                                                 ----------     ----------
          Total Current Liabilities               1,781,746      1,660 261

LONG-TERM DEBT, net of current
 maturities                                         255,056        117,661

NOTE PAYABLE TO STOCKHOLDER                         385,302              -

ACCRUED RENT PAYABLE                                142,683              -

STOCKHOLDERS' EQUITY
   Common stock                                     370,000         40,000
   Additional paid-in capital                        53,197        648,377
   Accumulated earnings (deficit)                    13,953       (233,874)
                                                 ----------     ----------
          Total Stockholders' Equity                437,150        434,496
                                                 ----------     ----------

                                                 $3,001,942     $2,212,417
                                                 ==========     ==========

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                   F1

                       CHARTWELL CABLE FUND, INC.
                        STATEMENTS OF OPERATIONS



                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                 --------------------- ---------------------
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                    1997        1996      1997       1996
                                  --------    --------  --------   --------
Revenue
-------
  Earned tuition                 $ 815,610   $ 652,859 $2,133,954 $2,096,219
  College supply & other           116,912      30,732    264,017     97,427
  Contributed materials                  -      25,718          -     51,435
                                ----------  ---------- ---------- ----------
    Total Revenues               $ 932,522   $ 709,309 $2,397,471 $2,245,081

Costs and Expenses
------------------
  Course materials                       -           -          -          -
  Supplies & instruction costs     306,167     194,795    837,435    736,799
  Selling & promotion              151,952     115,802    425,612    431,419
  General & administrative         153,306     189,009    449,094    542,833
  Occupancy expense                 85,938      95,776    222,465    252,550
  Depreciation & amortization       46,648      14,424    136,594    100,967
  Interest expense                  33,964       5,313     52,897     12,149
  Bad debt expense                 109,126      49,943    166,942     90,511
                                ----------  ---------- ---------- ----------
    Total expenses                 887,101     665,062  2,291,039   2,167,23
                                ----------  ---------- ---------- ----------
        Net Income              $   45,419  $   44,247 $  106,432 $   77,848
                                ==========  ========== ========== ==========

Earnings per share              $      .01  $      .11 $      .06 $      .20
                                ==========  ========== ========== ==========

Weighted average shares
 outstanding                     3,335,870     400,000  1,651,282    400,000
                                ==========  ========== ========== ==========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







                                   F2

                    SIEMANN EDUCATIONAL SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                       (UNAUDITED)
                                                   1997           1996
                                                 ---------      ---------

Cash flows from operating activities:
     Net income                                   $ 106,432       $ 77,848
     Cash provided (used) by
     operating activities:
          Depreciation and amortization             136,594        100,967
          Contributed materials                      25,718         51,435
     Change in operating assets and
     liabilities:
          Accounts receivable and
           notes receivable                      (1,176,576)      (315,934)
          Prepaid expenses and other                 (4,926)       (34,996)
          Accounts payable                           (2,261)        45,835
          Student refunds payable and
           credit balances                          (94,699)       (45,201)
          Accrued liabilities                         6,741        (25,938)
          Rent payable                              142,683              -
          Deferred tuition income                   481,564        262,039
                                                 ----------     ----------


               NET CASH PROVIDED (USED)
               BY OPERATING ACTIVITIES             (378,730)       116,055
                                                 ----------     ----------

Cash flows from investing activities:
     Purchases of property and equipment            (11,493)       (17,582)
                                                 ----------     ----------

               NET CASH (USED) BY
               INVESTING ACTIVITIES                 (11,493)       (17,582)
                                                 ----------     ----------



                        (Continued on next page)









See notes to financial statements.

                                   F3

                    SIEMANN EDUCATIONAL SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               (CONTINUED)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                       (UNAUDITED)
                                                   1997           1996
                                                 ---------      ---------
Cash flows from financing activities:
     Increase in debt                            $  330,364     $   31,809
     Decrease in debt                                (6,405)             -
     Cash received in merger                        102,750              -
     Distributions to stockholder                  (216,520)       (12,326)
                                                 ----------     ----------
               NET CASH PROVIDED (USED)
                BY FINANCING ACTIVITIES             210,189         19,483
                                                 ----------     ----------

               NET INCREASE (DECREASE)
                IN CASH                          $ (180,034)    $  117,956

CASH, beginning of period                           311,986          6,423
                                                 ----------     ----------

CASH, end of period                               $ 131,952     $  124,379
                                                 ----------     ----------











See notes to financial statements.


                                   F4

                   SIEMANN EDUCATIONAL SYSTEMS, INC.
                     NOTES TO FINANCIAL STATEMENTS

                          September 30, 1997

1.   BASIS OF PRESENTATION AND ORGANIZATION
     --------------------------------------

The balance sheet as of September 30, 1997, the statements of operations and the statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 20, 1997 Form 8-K report. The results of operations for the nine months ending September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.









                                   F5

                              SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   SIEMANN EDUCATIONAL SYSTEMS, INC.
                             (Registrant)



                         By: /s/ PAUL T. SIEMANN
                            ------------------------------------
                              Paul T. Siemann, President and CEO