Form 10KSB
period 1997-12-31
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1998-04-15
CIK 824606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to ________________

Commission File No. 33-18174


                        SIEMANN EDUCATIONAL SYSTEMS, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                 Colorado                                   84-1067172
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
or organization)                                 Number)


405 South Platte River Drive
Denver, Colorado                                              80203
----------------------------------------         -------------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number:  (303) 733-9673

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                           $.10 Par Value Common Stock
                           ---------------------------
                                (Title of Class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X    No
                                    -----    -----

     As of March 31, 1998, 3,765,000 shares of the Registrant's no par value Common Stock were outstanding. As of February 28, 1998, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $2,444,750 based upon a closing bid price of $3.85 per share of Common Stock on the Electronic Bulletin Board ("EBB").

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

     The Registrant's revenues for its most recent fiscal year were $3,110,345.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

     Since August 1997 the Company has owned and operated the Denver Automotive & Diesel College ("DADC"), a for-profit, post-secondary education college which trains its students to be automotive and diesel mechanics and technicians. In March 1998, the Company acquired Data Processing Training Co., ("DPT") for $8,959,564 comprised of $3,869,564 in cash, a promissory note in the amount of
$4,340,000 bearing interest at 7% per annum payable in installments through April 15, 2000, and the balance of $750,000 in Common Stock of the Company issued and valued as of March 24, 1999. DPT provides post-secondary education in computer programming, business computer applications, medical office administration and English as a second language. Unless otherwise indicated, the description of the Company's business and operations throughout this Report refers to the combined operations of DADC and DPT.

     The Company provides diversified career-oriented, post-secondary education to approximately 1,280 students through DADC (training approximately 380 students) and DPT (training approximately 900 students). The Company's schools offer programs designed to provide students with the knowledge and skills necessary to qualify them for entry level employment in the fields of automotive and diesel mechanics, computer programming and applications and medical office administration.

History of the Company

     The Company was incorporated in the state of Colorado in 1987 under the name Chartwell Cable Fund, Inc. to acquire, develop and operate cable television systems. The Company conducted an initial public offering of its securities in January 1988, which resulted in net proceeds of approximately $800,000. In 1994, after suffering continuing losses from operations, the Company sold its remaining assets for nominal consideration and ceased operations. In August 1997 the Company issued 2,250,000 shares of its Common Stock to Paul T. Siemann ("Siemann") and 500,000 shares to CBAS, Inc. ("CBAS") for $.001 per share and subsequently issued an additional 400,000 shares to acquire all of the outstanding stock of Siemann Educational Systems, Inc. ("SES"), the owner of DADC, a company owned and controlled by Siemann. In September 1997 the Company changed its name to Siemann Educational Systems, Inc., and a new Board of Directors was elected comprised of Siemann, Joseph R. Chalupa, the school director of DADC,  and Barbara S.  Siemann.  In August and September  1997,  the
Company  sold  an  aggregate  of  100,000  shares  for  $2.00  per  share.   See
"Management."

History of DADC and DPT

     DADC was founded in 1963 as a private vocational school providing instruction in automotive repair and body, fender and paint. In 1968 it adopted the Denver Automotive and Diesel College trade name and offered courses in automotive and diesel repair, body, fender and paint programs. In September 1987, DADC was approved to offer Associate of Occupational Studies Degree programs for Master Technician, Automotive Technology and Diesel Technology. In May 1991 DADC received certification as a "Master Certified Automotive School" by the National Automotive Technicians Education Foundation ("NATEF"), a division of the Automotive Service Excellence ("ASE") organization. Following a 1992 Chapter 11 bankruptcy filing, DADC was purchased out of the bankruptcy proceedings by SES. In August 1995 the school was approved to offer Associate of Applied Science Degree Programs for Master Technician, Automotive and Diesel Technology.

     DPT was founded in 1987 and trains its students in computer programming, business computer applications, medical office administration and English as a second language. DPT is licensed by the Pennsylvania State Board of Private Licensed Schools and is accredited by the Accrediting Council for Continuing Education and Training.

Industry Overview

     The Company believes the demand for post-secondary, career-oriented education will increase over the next several years as a result of a number of recognized trends, including (i) a projected 21% growth in the number of new high school graduates from approximately 2.5 million in 1993-94 to approximately
3.0 million in 2005-6, (ii) the increasing enrollment of students over the age of 24 in post-secondary education institutions as they seek to enhance their skills or retrain for new technologies, and (iii) the increasing recognition of the income premium attributable to higher technical education certifications, with individuals holding such certifications earning substantially more income during their lifetimes than individuals holding only high school diplomas.

     According to the National Center for Education Statistics, education is the second largest sector of the U.S. economy, accounting for approximately 9% of gross domestic product in 1994, or over $600 billion. The Company's schools are part of the education management organization ("EMO") sector of the post-secondary education market, which accounts for approximately one-third of the total education sector, or $200 billion annually. Of the approximately 6,000 post-secondary schools that are eligible to participate in federally-funded

Title IV Programs, approximately 500 are proprietary degree-granting institutions, and the balance are certified technical or vocational training programs such as the Company. The U.S. Department of Education estimates that by the year 2005 the number of students enrolled in post-secondary education institutions will increase by more than 1.5 million to over 16 million students.

     The U.S. Department of Education estimates that, over the next five years, initial enrollments in post-secondary education institutions by working adults will increase more rapidly than initial enrollments of recent high school graduates. The post-secondary education industry is also expected to benefit from the public's increased recognition of the income premium of a post-secondary education. According to The National Center for Education Statistics, the percentage of recent high school graduates who continued their education after graduation increased from 53% in 1983 to 63% in 1993. The Company believes that the income premium associated with a post-secondary education has been a significant factor contributing to this trend. The Census Bureau has reported that in 1995 a full-time male worker with an associate level degree earned an average of 37% more per year than a comparable worker with only a high school diploma, and a full-time male worker with a bachelor level degree earned an average of 72% more per year than a comparable worker with only a high school diploma. In addition, employment in technical occupations is expected to increase over the next several years as the demand for technically-skilled labor increases.

Strategy

     The Company seeks to increase its market share in the expanding market for post-secondary education and improve profitability by (i) acquiring additional schools that have recorded strong profits under capable management, which management will agree to remain under contract to the Company, (ii) promoting internal growth at the Company's existing and newly acquired schools through improved marketing and the development of new programs within such schools, and
(iii) enhancing operating efficiencies. Subject to the availability of adequate financing (of which there can be no assurance), the Company intends to implement the following strategies to achieve these goals:

     Acquisition Strategy. According to the Department of Education, there were approximately 2,355 accredited, proprietary post-secondary schools that participated in federal financial student aid programs as of June 1996. The ownership of these schools is highly-fragmented, such that the Company believes no organization holds a significant national market share or owns or operates more than 80 schools. The Company believes that the fragmentation of the post-secondary education market provides significant opportunities to acquire and consolidate existing independently-owned schools and reduce individual school overhead through centralizing certain home office functions. The Company seeks to acquire schools which demonstrate historical profitability, strong management in place, superior compliance history with respect to federally guaranteed or funded student loans, and established and marketable curricula. The Company intends to concentrate its acquisition efforts on schools which satisfy these acquisition criteria and which offer curricula in the fields of study currently offered at the Company's schools.

     Internal Growth Strategy. The Company intends to increase student enrollment (i) at its existing schools, (ii) at newly added campuses to existing schools and (iii) at newly acquired schools by continuing to enhance local marketing efforts and increasing the number and variety of program offerings at its schools. The Company also intends to offer its existing programs at new schools where such programs were not previously available and to apply for licenses and accreditation in order to offer programs leading to the granting of an associate level degree.

     Operating Strategy. The Company will seek to provide certain administrative services to all of its schools, which the Company believes can be performed most efficiently and cost effectively in a centralized location. Such administrative services may include marketing analysis, accounting, information systems and regulatory compliance. However, the Company will continue to operate a decentralized management structure in which local school management is empowered to make most of the day-to-day operating decisions at each school and to be primarily responsible for the profitability and growth of that school and compliance with all regulatory requirements.

Programs of Study

     The Company's programs are intended to provide students with the specific knowledge and job skills required to prepare them for entry-level positions in a chosen career field. The automotive and diesel programs at DADC are designed to prepare students for occupations associated with the automotive and diesel repair industries. The computer and medical programs at DPT train students in computer programming and business computer applications (such as spreadsheets and word processing) and medical office administration (such as medical record-keeping and billing). DPT also offers English as a second language to improve students' ability to communicate in English, thereby assisting the student in completing his or her future course of study at the school. As of August 1997, tuition and fees for an entire program for a new student entering one of the DADC or DPT programs ranged from a high of $22,000 for a 30-month program to a low of $4,500 for a seven and one-half-month program.

     As of December 31, 1997, approximately 380 students were enrolled at DADC and approximately 900 students were enrolled at DPT. All of the Company's programs are designed to prepare graduates to perform effectively in a variety of entry-level positions by providing the student with practical experience both in the classroom and in the field.

     DADC and DPT schedules vary depending on the programs offered by each school. Generally, programs begin eight times a year with courses offered from 7 AM to 10 PM, five to six and one-half days a week year round.

     The Company also has applied for licenses and accreditation in order to offer programs leading to the granting of an associate's degree. See " - Strategy."

Marketing; Student Recruitment

     The Company endeavors to recruit motivated students who have the ability to complete the programs offered by the Company's schools and to secure entry-level employment in the field for which their program is designed to prepare them. To attract potential students, the Company engages in several activities to inform them and their family about the Company's programs. Marketing efforts include direct mailings to prospective students and to high schools (which often include videotapes of the Company's schools), newspaper advertising, yellow pages advertising and visits by Company personnel to area high schools. The Company's advertising is tailored to the national as well as the local market in which the school is located and is intended to create market interest and name recognition. Responses to direct mail campaigns are received and followed up at each school. The two schools each employ a director of admissions who is responsible for, among other things, coordinating the efforts of the school to recruit qualified students, determining recruiting policies and procedures and setting standards for hiring and training admissions representatives.

     Company representatives contact potential students who have indicated an interest in the schools' programs and arrange for interviews which generally take place at the school or at the prospective student's home. The interview is designed to establish the student's qualifications, academic background and employment goals. Prospective students are generally given a school catalogue which describes the school's programs, a tour of the school and an explanation of the programs offered and the types of employment opportunities typically available to graduates of the school. The Company employs two DADC representatives based in Denver and six East Coast School representatives based at DPT's location. In addition, DADC employs three regional representatives, who market in North Dakota, South Dakota, Washington and Alaska.

Admission, Retention and Graduate Placement

     In order to apply for admission to any of the Company's programs, a candidate is required to have a high school diploma, a recognized equivalent or pass an admissions test specifically approved by the Department of Education. At December 1997, substantially all of the students were high school graduates or held recognized equivalent certification. Approximately 40% of enrolled students were under 20 years of age and 70% of the students were men.

     In an attempt to minimize student withdrawals prior to the completion of their program, the schools provide staff and other resources to assist and advise students regarding academic and financial matters and employment. The schools also provide tutoring and encourage help sessions between individual students and instructors when students are experiencing academic difficulties. For those students who were scheduled to graduate in calendar year 1996, approximately 75% completed their course of study. The Company is obligated to provide refunds to those students who withdraw from school prior to completion of the program based on formulas required by applicable accrediting agencies or by state and federal regulations.

     The Company's schools employ placement personnel to provide placement assistance services to students and graduates and to solicit appropriate employment opportunities from employers. During the course of each program, students receive instruction on job search and interviewing skills and have available reference materials and assistance with the composition of resumes. Based on data obtained by the Company from its students and their employers, the Company believes that approximately 92% of DADC's and DPT's graduates obtained employment in a field related to their program of study.

Faculty

     Faculty members are hired locally in accordance with criteria established by the school, applicable accreditation organizations and applicable state regulatory authorities. Members of a school's faculty are hired based on academic and vocational training background, prior educational experience and prior work experience. A significant portion of the Company's faculty were previously employed in fields related to their area of instruction. The Company believes that such faculty members provide a "real world" perspective to its students. As of December 31, 1997, DADC and DPT employed approximately 20 and 25 full-time faculty members, respectively (defined as those faculty members spending at least 37 hours per week teaching classes at the Company's schools), and 0 and 50 part-time faculty members, respectively.

Administration and Employees

     The Company's two schools are each managed by a school director. Additionally, the staff of each school includes a director of placement, a financial aid administrator and a director or assistant director of admissions. As of December 31, 1997, DADC and DPT employed approximately 40 and 120 full-time employees, respectively. The Company's employees are not represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

     Each of the Company's two schools handles its financial aid services, oversees regulatory compliance, assists in the development and addition of programs to existing curricula, conducts marketing, implements and supports management information systems and provides accounting services and financial resources.

Competition

     The post-secondary education market is highly-fragmented and competitive with no private or public institution having a significant market share. The Company's schools compete for students with not-for-profit public and private colleges and proprietary institutions which offer degree and/or non-degree granting programs. Such proprietary institutions include vocational and technical training schools, continuing education programs and commercial training programs. Competition among educational institutions is based on the quality of the program, perceived reputation of the institution, the cost of the program, and the employability of graduates. Public and private colleges may offer programs similar to those offered by the Company's schools at lower tuition costs due in part to government subsidies, foundation grants, tax deductible contributions, or other financial resources not available to proprietary institutions. Many of the Company's competitors in both the public and private sector have greater financial and other resources than the Company.

Financial Aid and Regulation; Title IV Student Financial Assistance Programs

     A substantial majority of the students attending the Company's schools finance all or a part of their education through grants or loans under Title IV Programs. Revenues from Title IV funding provide most of DADC's and DPT's tuition revenues (aggregating approximately 69% of cash receipts in fiscal
1996). The maximum amount of a student's available Title IV program assistance is generally based on the student's financial need. The Company determines a student's financial need based on the national standard need analysis system established by the HEA. If there is a difference between the amount of Title IV program funding a student is entitled to receive (combined with other outside assistance) and the student's tuition, the student is responsible for the difference, which may be funded by loans from the Company directly to the student. Such loans, if advanced, generally require the students to make payments on the loan commencing when the loan is received.

     Students at the Company's two schools may participate in the following Title IV Programs:

     Pell and FSEOG Grants. The Federal Pell Grant Program provides for grants to help financially needy undergraduate students meet the costs of their post-secondary education. The amount of an eligible student's Pell grant award currently ranges from $400 to $2,470 annually, depending on the student's financial need, as determined by a formula set by the HEA and the Regulations. The HEA guarantees that all of the eligible students at a school receive Pell grants in the amounts to which they are entitled. In 1997, the average Pell award per student enrolled in DADC and DPT was approximately $2,204. Pell grants to students represented approximately $2,184,258, or 22.5% of the Company's revenues in 1997.

     The Federal Supplemental Educational Opportunity Grant program ("FSEOG") provides for awards to exceptionally needy undergraduate students. The amount of an FSEOG award currently ranges from $100 to $4,000, depending upon the student's financial need and the availability of funds. In fiscal 1996, the average FSEOG award to students enrolled in the Company's two schools receiving such grants was $400. The Company, or another outside source, is required to make a 25% matching contribution for FSEOG program funds it disburses. The Company made matching contributions of approximately $42,964 0in 1997. FSEOG awards made to the Company's students (net of matching contributions) amounted to approximately $128,802 and represented approximately 1-3% of the Company's revenues in 1997.

     Federal Family Education Loans and Federal Direct Student Loans. The Federal Family Education Loan ("FFEL") programs include the Federal Stafford Loan Program ("Stafford Loan"), and the Federal PLUS Program ("PLUS"), pursuant to which private lenders make loans to enable a student or the student's parents to pay the cost of attendance at a post-secondary school.

     The FFEL Program is administered through state and private nonprofit guarantee agencies that insure loans directly, collect defaulted loans and provide various services to lenders. The federal government provides interest subsidies in some cases and reinsurance payments for borrower default, death, disability and bankruptcy.

     The Federal Direct Student Loan Program ("FDSLP") is substantially the same as the FFEL program in providing Stafford and PLUS loans. Under the FDSLP, however, funds are provided directly by the federal government to the students, and the loans are administered through the school. For schools electing to participate, the FDSLP replaces the FFEL program, although loans are made on the same general terms and conditions.

     Stafford Loan Program. Students may borrow an aggregate of $2,625 for their first undergraduate academic year and $3,500 for their second academic year under the FFEL Stafford Loan or FDSLP Stafford Loan program. If the student qualifies for a subsidized loan, based on financial need,, the federal government pays interest on the loan while the student is attending school and during certain grace and deferment periods. If the student does not qualify for a subsidized Stafford Loan, the interest accruing on the loans must be paid by the student. In addition, independent students may qualify for an additional $4,000 a year in unsubsidized Stafford loans.

     Plus Loan Program. Parents of dependent students may receive loans under the FFEL PLUS Program or the FDSLP PLUS Program on an academic year basis. The maximum amount of any PLUS loan is the total cost of a student's education for each relevant academic year less other financial aid received by the student attributable to such year. PLUS loans carry a maximum interest rate of 9% and are repayable commencing 60 days following the last disbursement made with respect to the relevant academic year, with flexible payment schedules over a ten-year period. The FFEL PLUS loans are made by lending institutions and guaranteed by the federal government. The FDSLP PLUS Program provides PLUS loans by the federal government on the same general terms as the FFEL PLUS loans. There were no FDSLP PLUS or FFEL PLUS loans advanced to students in 1997.

     Perkins Loans. Students who demonstrate financial need may borrow up to $3,000 per academic year under the Federal Perkins Loan ("Perkins") program, subject to the availability of Perkins funds at the institution. Repayment of loans under the Perkins program is delayed until nine months after graduation or the termination of studies. Funding for the Perkins program is made by the Department of Education into a fund maintained by the participating school for that purpose. The participating school is required to make a matching contribution into the fund of 25% of the total loans made from the fund and to deposit all repayments into the fund.

     Federal Work-Study. Pursuant to the Federal Work-Study ("FWS") program, federal funds are made available to provide part-time employment to eligible students based on financial need. The Company's two schools may provide a limited number of on-campus and off-campus jobs to eligible students participating in the FWS program. The Company, or another outside source, is required to pay 25% of the gross earnings of each participant in the FWS program.

     Title IV Eligibility. To obtain and maintain eligibility to participate in the programs described above, the Company's schools must comply with the rules and regulations set forth in the HEA and the Regulations thereunder. An institution must obtain certificate by the Department of Education as an "eligible institution" to participate in Title IV Programs. Certification as an "eligible institution" requires, among other things, that the institution be authorized to offer its educational programs by the state in which it operates. It must also be accredited by an accrediting agency recognized by the Department of Education.

     The HEA provides standards for institutional eligibility to participate in the Title IV Programs. The standards are designed, among other things, to limit dependence on Title IV funds, prevent schools with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria intended to protect the integrity of the federal programs, including criteria regarding administrative capability and financial responsibility.

     Generally, each school (a main campus and any additional locations for purposes of the Regulations) is considered separately for compliance with the Regulations. A school that has been certified as eligible to participate in the Title IV Programs continues to remain eligible for the period of its certificate, which is generally four years. A school must apply for a renewal of its certification prior to its expiration and must demonstrate compliance with the eligibility requirements in its application.

     Under certain circumstances, the Department of Education may provisionally certify a school to participate in Title IV programs. Provisional certification may be imposed, when a school is reapplying for certification or when a school undergoes a change of ownership resulting in a change in control if the school
(i) does not satisfy all of the financial responsibility standards, (ii) has a Cohort Default Rate of 25% or more in any single fiscal year of the three most recent federal fiscal years for which data is available, and (iii) under other circumstances determined by the Secretary of Education. Provisional certification may last no longer than three years and differs from certification in that a provisionally certified school may be terminated from eligibility to participate in the Title IV Programs without the same opportunity for a hearing that is afforded to a fully certified school. Additionally, the Department of Education may impose other conditions on a provisionally certified institution's eligibility to continue participating in the Title IV Programs.

     Student Loan Defaults. Under the HEA, an institution may lose its eligibility to participate in some or all Title IV Programs if student defaults on the repayment of federally guaranteed student loans exceed specified Cohort Default Rates. Similar rules regarding default rates apply to Federal Direct Loans made pursuant to the FDSLP, commencing with those loans entering into repayment for the first time in the 12-month period ending September 30, 1995. Under existing regulations these rates are based on the repayment history of current and former students for loans provided under the Stafford Loan program and the SLS program. A Cohort Default Rate is calculated for each school on a federal fiscal year basis by determining the rate at which the school's students entering repayment in that federal fiscal year default by the end of the following federal fiscal year. Cohort Default Rates are subject to revision by the Department of Education if new data becomes available and is subject to appeal by schools contesting the accuracy of the data or the adequacy of the servicing of the loans by the loan servicer.

     An institution whose Cohort Default Rate exceeds 40% for any single federal fiscal year may have its eligibility to participate in all Title IV Programs limited, suspended or terminated. If the Department of Education elects to take such action due to a single-year Cohort Default rate in excess of the regulatory level, it must afford the institution a hearing before an independent Department of Education hearing officer and an opportunity to appeal any decision to the Secretary of Education before the limitation, suspension or termination may take effect. Except as indicated below, neither DADC nor DPT has had a Cohort Default Rate in excess of 40%.

     An institution whose Cohort Default Rate is 25% or more for the three most recent federal fiscal years for which data is available is subject to immediate loss of eligibility to participate in Title IV Programs, subject to an appeal (on the bases stated in the next prior paragraph) of the determination, including an appeal based on a claim of exemption from the Cohort Default Fate requirements by virtue of exceptional mitigating circumstances. The loss of eligibility lasts for the duration of the fiscal year in which the determination of ineligibility is made, plus the two succeeding fiscal years. However, an institution remains eligible for Title IV funding while the appeal is pending.

     DPT has not had a Cohort Default Rates of 25% in any of the three consecutive federal fiscal years ending 1994. DADC had default rates of 44% (in
1991), 31% (in 1992) and 26% (in 1993), and accordingly, lost its certification to participate in the Stafford Loan program. DADC applied for recertification to participate in the Stafford Loan program and its application has been approved. Accordingly, DADC is now participating in the program. DADC's published Cohort Default Rate for 1994 and preliminary published Cohort Default Rate for 1995 are below regulatory requirements. The Company believes that neither of its two schools is currently vulnerable to any other termination of Title IV eligibility or programs based on three consecutive years of excess default rates.

     The Regulations require that any school which experiences a Cohort Default Rate in excess of 20% must establish a default management plan in compliance with the federally mandated plan included in the Regulations. This plan includes measures to reduce student withdrawal rates, improve student employment rates and counseling of students on their responsibility to repay their loans. The Company has default reduction programs in place in its two schools; however, economic and other factors outside of the Company's control could adversely affect default rates.

     The 85/15 Rule. The "85/15" rule, which applies to for-profit institutions such as DADC and DPT, became applicable to the Company's schools beginning with the fiscal year ending March 31, 1996. The rule requires that no more than 85% of the school's applicable cash receipts may be derived from Title IV Programs. A school whose annual certified financial statement or Title IV compliance audit report to the Department of Education does not reflect compliance with the 85/15 rule is subject to immediate termination of its Title IV eligibility. The Company believes that DADC and DPT are in compliance with the 85/15 rule.

     Change in Control. Upon a change in ownership resulting in a change in control of the Company or any of its schools as defined in the HEA and Regulations, either the Company or its schools, as applicable, would lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. A change of control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Company's schools. If a corporation is not publicly-traded, the Regulations provide that a change in ownership resulting in a change of control occurs when a person's legal or beneficial ownership either rises above or falls below 25% of the voting stock of the corporation and that person gains or loses control of the corporation. The Company's purchase of DPT constituted a change in control of DPT, and accordingly, DPT has lost its eligibility and will be unable to participate in Title IV Programs until it is recertified.

     The Department of Education's regulations provide that after a company becomes publicly-traded, a change in control occurs when a report on Form 8-K is required to be filed with the Securities and Exchange Commission disclosing a change in control. Most states and accrediting agencies have similar requirements, but they do not provide a uniform definition of change in control. If the Company were to lose its eligibility to participate in Title IV Programs (by virtue of DPT purchase or otherwise) for a significant period of time pending an application to retain eligibility,, or if it were determined not to be eligible, its operations would be materially adversely affected. The possible loss of Title IV eligibility resulting from a change in control may also discourage or impede a tender offer, proxy contest or other similar transaction involving control of the Company.

     Administrative Capability. The Regulations set certain standards of "administrative capability" which a school must satisfy to participate in the Title IV Programs. These criteria require, among other things, that the school comply with all applicable Title IV Regulations, have capable and sufficient personnel to administer the Title IV Programs, have acceptable methods of defining and measuring the satisfactory academic progress of its students, provide financial aid counseling to its students, timely submit all reports and financial statements required by the Regulations, and that the school's Cohort Default Rate not equal or exceed 25% for any single fiscal year.

     Failure to satisfy any of the criteria may lead the Department of Education to determine that the school lacks the requisite administrative capability and may subject the school to provisional certification when it seeks to renew its certification as an eligible institution, or may subject it to a fine or to a proceeding for the limitation, suspension or termination of its participation in Title IV Programs. Proceedings to fine, limit, suspend or terminate an institution are conducted before an independent hearing officer of the Department of Education and are subject to appeal to the Secretary of Education, prior to any sanction taking effect. Thereafter, judicial review may be sought in the federal courts pursuant to the federal Administrative Procedures Act.

     Financial Responsibility Requirements. The HEA and the Regulations prescribe specific standards of financial responsibility which the Department of Education must consider with respect to qualification for participation in the Title IV Programs ("Financial Responsibility Standards"). These standards are generally applied on a consolidated school basis. However, there can be no assurance that the Department of Education will not apply such standards on an individual school basis. If the Department of Education determines that either of the Company's schools fails to satisfy the Financial Responsibility Standards, the Department may require that such school post an irrevocable letter of credit (a "Financial Responsibility Bond") in favor of the Secretary of Education in an amount equal to not less than one-half of Title IV Program funds received by the school during the last complete award year or, in the Department of Education's discretion, require some other less onerous
demonstration  of  financial   responsibility  (a  "Demonstration  of  Financial
Responsibility"). Pursuant to the Regulations, the Company submits annual audited consolidated financial statements to the Department of Education.

     Among the principal Financial Responsibility Standards which a school must satisfy are: (i) an "acid test" ratio (defined as the ratio of the total of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of the most recent fiscal year, (ii) a positive tangible net worth, as defined by the applicable Regulations, at the end of the most recent fiscal year (the "Tangible Net Worth Standard") and (iii) net operating results for the two most recent fiscal years, excluding extraordinary losses or losses from discontinued operations, which do not show an aggregate net loss in excess of 10% of tangible net worth at the beginning of the two year period. Primarily because a large portion of the Company's assets may consist of goodwill and other intangibles related to school acquisitions, the Company may have a negative tangible net worth on a consolidated basis in the future. No assurance can be given that the Department of Education may not make a request for the Company to post a Financial Responsibility Bond or otherwise make a request for a Demonstration of Financial Responsibility. If such a request were to be made, there is no assurance that the Company could secure the funds to post the Financial Responsibility Bond which the Department of Education may request, or that the Company would be successful in negotiating a more favorable Demonstration of Financial Responsibility. If the Company were unable to post a Financial Responsibility Bond or make a satisfactory Demonstration of Financial Responsibility, it could become ineligible to receive Title IV funding in its schools. Ineligibility for Title IV funding would have an immediate material adverse effect on the Company's operations.

     Incentive Compensation. Schools participating in Title IV Programs are prohibited from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to persons engaged in any student recruitment, admission or financial aid awarding activity (the "Incentive Compensation Rule"). The Department of Education has not provided specific regulations with respect to this requirement. If the Department of Education were to determine that the Company's methods of compensation do not comply with the Incentive Compensation Rule, the Company could be required to modify its compensation system, repay certain previously disbursed Title IV Program funds, pay administrative fines or lose its eligibility to participate in Title IV Programs. The Company believes its compensation policies do not violate the Incentive Compensation Rule.

     Restrictions on Adding Locations and Educational Programs. Proprietary educational institutions must be in full operation for two years before they can be certified by the Department of Education to participate in Title IV Programs.

However,  an  institution  that is already  qualified to participate in Title IV
Programs may establish, with approval of the Department of Education, an additional location that immediately qualifies for participation in such programs without satisfying the two-year requirement if such location satisfies all other applicable requirements for institutional eligibility, including approval of the additional location by the applicable accrediting agency and the relevant state authorizing agency.

     Generally, if a school which is eligible to participate in Title IV Programs adds an educational program, it must apply to the Department of Education to have such program designated as eligible. However, if it adds an additional degree program or a program which prepares students for employment in the same or related occupations as those which have previously been designated as eligible, it is not obligated to obtain the Department of Education's approval of such program. The Company does not believe that the Department of Education requirements will hinder its ability to plan and add new degree and diploma programs to its schools' curricula.

     State Authorization and Accreditation. The Company's schools must be authorized by the applicable agency or agencies of the state in which they are located to operate. State authorization is also required for eligibility to participate in Title IV Programs. The Company's two schools are authorized to operate in their respective states.

     Both of the Company's schools are accredited by at least one accrediting body recognized by the Department of Education. Accreditation signifies that the schools have been reviewed and determined to meet minimum criteria in terms of administration, faculty, curriculum, physical plant, facilities and equipment, and financial stability. Accreditation by an accrediting body recognized by the Department of Education is a requirement for participation in Title IV Programs.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases 81,500 square feet for its DADC facilities from Paul T. Siemann, its Chief Executive Officer and a director, for $13,000 per month pursuant to a lease which expires in August 2000. The Company believes that the terms of the lease are fair, reasonable and consistent with the terms of leases which the Company could enter into with nonaffiliated third parties. DPT leases an aggregate of approximately 23,000 square feet for office space and school facilities for $18,630 per month under two leases which expire in October 1998 and April 2000.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Common Stock trades on the Electronic Bulletin Board ("EBB") under the symbol "SEDS". The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Common Stock on the EBB but does not include retail markup, markdown or commissions.

                                                               Closing Price
                                                            -------------------
By Quarter Ended:                                           High           Low
-----------------                                           ----           ---

March 31, 1998..............................................$3.85         $3.68
December 31, 1997........................................... 3.82          3.82
September 30, 1997.......................................... None          None
June 30, 1997............................................... None          None

March 31, 1997.............................................. None          None
December 31, 1996........................................... None          None
September 30, 1996.......................................... None          None
June 30, 1996............................................... None          None

     As of March 31, 1998, the Company had approximately 1,200 record and beneficial stockholders.

Dividends

     The Company has not paid dividends on its Common Stock since inception and does not plan to pay dividends in the foreseeable future. Earnings, if any, will be retained to finance growth.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                         Liquidity and Capital Resources
                         -------------------------------

December 31, 1997 as Compared to December 31, 1996
--------------------------------------------------

During  1997,  the  Company's  cash  balance  decreased  $293,156  from the 1996 amounts. However, at December 31, 1997 current assets increased $685,065 over 1996 current assets, an increase of 57.4%. The increase in current assets is largely due to an increase in short-term student accounts and notes receivable. Compared to prior years, a substantial portion of the student accounts and notes receivable are institutional and held by the school rather than being government granted or based. This change occurred because the school lost its eligibility for government Title IV funding and grants in 1996 because its previous owner failed to comply with certain financial responsibility ratios. These Title IV funding and grants have been restored in November 1997. Nevertheless, the 1997 receivables increased $913,560 over 1996. However, the allowance for uncollectible receivables also increased by $130,996 and the bad debt expense increased from $81,020 in 1996 to $138,353 in 1997. To insure future cash flow and hedge against uncollectible student receivables, in addition to notes receivable from a stockholder, the Company sold a number of student notes receivable (long-term portion only) to another stockholder for $200,000. The Company's President increased his borrowings from the Company by $156,300 over 1996. The total amount due from the President is payable within one year, of which $60,000 was repaid in April 1998.

Property and equipment decreased $164,725 from 1996 due to depreciation expense of $176,276 after purchases of property and equipment of $11,551. Also during 1997, the Company initiated the acquisition of another school in Philadelphia. Downpayments, earnest money and other direct acquisition costs during 1997 amounted to $223,936. The acquisition closed on March 24, 1998. The total purchase price was $8,959,564. The purchase of this school is part of management's long-term plan to grow its business by acquisition of profitable schools which fit the Company's overall acquisition strategy. Overall, total assets increased $1,068,101 from 1996, an increase of 50%.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


During 1997, the Company's accounts payable and accrued liabilities remained relatively constant compared to 1996. However, total current liabilities increased $604,570 over 1996 current liabilities, an increase of 53%. The increase in current liabilities is largely due to the increase in deferred tuition income and current maturities of long-term debt. Deferred tuition income increased $153,538 over 1996 due to normal student enrollment and timing fluctuations. Current and long-term maturities of debt increased $840,507 over 1996 due to reduced cash flow created by loss of the Title IV funding discussed above. Notes payable to a stockholder decreased by $36,405. The Company incurred a total liability of $123,936 in 1997 payable to the owner of the acquired Philadelphia school, which consists of $61,968 directly payable in cash and $61,968 to repurchase common stock. Finally, student refunds and credit balances decreased $122,263 from 1996 due to normal fluctuations.

During 1997, the Company's current assets exceeded current liabilities by $142,977, giving the Company a current ratio of 1.08:1.

Rent payable, a non-current liability, increased $132,902 over 1996 due to the accrual of one year's rent less a payment of $22,000. This is based on an agreement with the owner of the building, who is also the President of the Company, to defer the payment of rent with interest until the school's cash flow improves.

Common Stock increased $339,598 over 1996. This increase is due to the reorganization of the Company in a reverse acquisition and the issuance of additional stock on August 31, 1997. Additional paid-in capital decreased from 1996 from $618,646 to $88,706 because of the elimination of the accumulated deficit against paid-in capital when the reorganization occurred.

Results of Operations
---------------------

1997 Compared to 1996
---------------------

Although, student receivable amounts increased during 1997 and despite a 12% increase in tuition for new students in 1997, the tuition revenue decreased in 1997 reflecting a 5% decline in the number of students from approximately 335 in 1996 to 320 in 1997. The decline in tuition revenue and in students in 1997 was

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


also also a result of the unavailability beginning in 1996 of governmental Stafford loans. With the restoration of Stafford loans in late 1997, and with the 1997 tuition increase in place for new students, revenues are expected to increase in 1998. College supply and cafeteria sales decreased from 1996 due to a reduction in the number of text books required to be purchased by students and a decrease in cafeteria sales. The related costs of these sales decreased as well by $26,241. Contributed materials also decreased from 1996 since no materials or vehicles were contributed in 1997. Other income increased $55,891 due primarily to increased interest income from student loans. Overall, total revenues decreased $86,673 from 1996, a decreased of 3%.

Educational services and facilities expense decreased $82,436 from 1996 due to a greater focus on controlling costs due to the cash shortages. Selling and promotion decreased $70,637 from 1996 due to the same reason. However, general and administrative expenses increased over 1996 by $81,960 due to additional corporate costs of being a public company after the reverse acquisition discussed above. Consequently, income from operations decreased $48,109 from 1996, a decrease of 46%.

Interest expense increased $65,789 due to the significant increase in borrowing from banks and from the President of the Company described above. Overall, the Company sustained a net loss in 1997 of $34,716 as opposed to a net income of $79,182 in 1996.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1997 AND 1996

                                TABLE OF CONTENTS
                                -----------------



                                                                       Page
                                                                       ----

Independent Auditors' Report                                             1

Consolidated Balance sheets                                              2

Consolidated Statements of operations                                    3

Consolidated Statements of stockholders' (deficit) equity                4

Consolidated Statements of cash flows                                  5-6

Notes to financial statements                                         7-24

                          INDEPENDENT AUDITORS' REPORT





         The Board of Directors
          and Stockholders
         Siemann Educational Systems, Inc.
         Denver, Colorado

         We have audited the accompanying balance sheets of Siemann Educational Systems, Inc. and Subsidiary as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Siemann Educational Systems, Inc. as of December 31, 1997 and 1996, and the results of operations and cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.




                                                     GORDON, HUGHES & BANKS, LLP

         Englewood, Colorado
         March 25, 1998




                                   SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEETS
                                           AS OF DECEMBER 31, 1997 AND 1996

                                                        Assets

                                                                               1997                   1996
                                                                            -----------           -----------
Current assets:
     Cash                                                                   $    18,830           $   311,986
     Student accounts receivable, less allowance for doubtful
          accounts of $137,213 and $66,760                                      657,814               798,058
     Students notes receivable, less allowance for doubtful
          accounts of $60,543 and $-0-                                          746,693                     0
     Note receivable - stockholder                                              216,300                60,000
     Note receivable - related party                                            200,000                     0
     Inventory                                                                    7,392                23,321
     Prepaid and other                                                           31,401                     0
                                                                            -----------           -----------
               Total current assets                                           1,878,430             1,193,365
     Student accounts and notes receivable, long-term portion,
          less allowance for doubtful accounts of $62,926 and $63,591           718,275               411,164
     Property and equipment, net of accumulated depreciation                    284,774               449,499
     Investment in acquisition of business                                      223,936                     0
     Perkins matching funds                                                      70,000                70,000
     Other                                                                       25,597                 8,883
                                                                            -----------           -----------
     Total assets                                                           $ 3,201,012           $ 2,132,911
                                                                            ===========           ===========

                                    Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                       $   123,449           $   117,463
     Student refunds payable and credit balances                                 21,061               143,324
     Payable to owner of business to be acquired                                 61,968                     0
     Accrued liabilities                                                        133,321               108,935
     Deferred tuition income                                                    871,537               717,999
     Common stock repurchase commitment                                          61,968                     0
     Current maturities of long-term debt                                       462,149                43,162
                                                                            -----------           -----------
          Total current liabilities                                           1,735,453             1,130,883
Rent payable, related party                                                     132,902                     0
Long-term debt, net of current maturities                                       605,730               184,210
Note payable - stockholder                                                      355,307               391,712
                                                                            -----------           -----------
          Total liabilities                                                   2,829,392             1,706,805
                                                                            -----------           -----------
Stockholders' equity:
     Preferred stock, $.10 par value, 10,000,000 shares
          authorized , none outstanding                                               0                     0
     Common stock, $.10 par value, 100,000,000 shares
          authorized, 3,795,984 (1997) and 400,000 (1996)
          shares issued and outstanding                                         379,598                40,000
     Additional  paid-in capital                                                 88,706               618,646
     Common stock repurchase commitment                                         (61,968)                    0
     Accumulated (deficit)                                                      (34,716)             (232,540)
                                                                            -----------           -----------
               Total stockholders' equity                                       371,620               426,106
                                                                            -----------           -----------
Total liabilities and stockholders' equity                                  $ 3,201,012           $ 2,132,911
                                                                            ===========           ===========




                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                        1997            1996
                                                     -----------    -----------
Revenue:
     Tuition revenue                                 $ 2,806,074    $ 2,831,440
     College supply and cafeteria sales                  164,339        204,384
     Contributed materials                                     0         77,153
     Other                                               139,932         84,041
                                                     -----------    -----------
          Total revenues                               3,110,345      3,197,018
                                                     -----------    -----------

Operating expenses:
     Educational services and facilities               1,118,937      1,201,373
     Cost of college supplies and cafeteria sales        180,679        206,920
     Selling and promotion                               524,756        595,393
     General and administrative                          906,898        824,938
     Depreciation and amortization                       184,347        182,890
     Bad debt expense                                    138,353         81,020
                                                     -----------    -----------
          Total operation expenses                     3,053,970      3,092,534
                                                     -----------    -----------


Income from operations                                    56,375        104,484


Interest (expense)                                       (91,091)       (25,302)
                                                     -----------    -----------


Net (loss) income
                                                     $   (34,716)   $    79,182
                                                     ===========    ===========


     Net (loss) income per common share
                                                     $     (0.02)   $      0.20
                                                     ===========    ===========


     Weighted number of common shares outstanding      2,185,600        400,000
                                                     ===========    ===========




                                        SIEMANN EDUCATIONAL SYSTEMS INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                                                              Stock                       Total
                                                         Common Stock                      Repurchase    Accumulated   Stockholders'
                                                     Shares        Amount      Capital     Commitment     (Deficit)       Equity
                                                    ---------    ---------    ---------     ---------     ---------     ---------

Balances, December 31, 1995                           400,000    $  40,000    $ 630,972     $       0     $(311,722)    $ 359,250


Net income                                                  0            0            0             0        79,182        79,182
Distribution to owner                                       0            0      (12,326)            0             0       (12,326)
                                                    ---------    ---------    ---------     ---------     ---------     ---------

Balances, December 31, 1996                           400,000       40,000      618,646             0      (232,540)      426,106

Distribution to owner                                       0            0     (216,520)            0             0      (216,520)
Sale of common stock to related party
     ($.001 per share)                              2,250,000      225,000     (222,750)            0             0         2,250
Sale of common stock to related party
     ($.001 per share)                                500,000       50,000      (49,500)            0             0           500
Sale of common stock and warrants
     ($2.00 per share) net commission of
     $5,000                                            50,000        5,000       90,000             0             0        95,000
Reorganization of the Company at
     8/31/97                                          500,000       50,000     (282,540)            0       232,540             0
Sale of common stock and warrants
     ($2.00 per share) net commission of
     $5,000                                            50,000        5,000       90,000             0             0        95,000
Issuance of common stock for services to
     consultant ($.267 per share)                      15,000        1,500        2,500             0             0         4,000
Issuance of common stock ($2.00 per
     share) to acquire business                        30,984        3,098       58,870             0             0        61,968
Common stock repurchase commitment                          0            0            0       (61,968)            0       (61,968)
Net (loss)                                                  0            0            0             0       (34,716)      (34,716)
                                                    ---------    ---------    ---------     ---------     ---------     ---------

Balances, December 31, 1997                         3,795,984    $ 379,598    $  88,706     $ (61,968)    $ (34,716)    $ 371,620
                                                    =========    =========    =========     =========     =========     =========











                        SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996





                                                                     1997                1996
                                                                 -----------         -----------

Cash flows from operating activities:
     Net (loss) income                                           $   (34,716)        $    79,182
     Cash provided (used) by operating activities:
          Depreciation and amortization                              184,347             182,890
          Contributed materials                                            0             (77,153)
          Issuance of stock for services                               4,000                   0
     Change in operating assets and liabilities:
          Students accounts and notes receivable                  (1,113,560)            178,813
          Notes receivables from stockholders                       (156,300)                  0
          Inventory                                                   15,929              11,943
          Prepaid expenses and other assets                          (56,186)           (219,556)
          Accounts payable                                             5,986              (2,432)
          Student refunds payable and credit balances               (122,263)             86,126
          Accrued liabilities                                         24,386               7,414
          Rent payable, related party                                132,902                   0
          Deferred tuition income                                    153,538            (265,701)
                                                                 -----------         -----------

               Net cash (used) by operating activities              (961,937)            (18,474)
                                                                 -----------         -----------

Cash flows from investing activities:
     Investment in acquisition of business                          (100,000)                  0
     Purchases of property and equipment                             (11,551)            (35,657)
                                                                 -----------         -----------

               Net cash (used) by investing activities              (111,551)            (35,657)
                                                                 -----------         -----------



                                    (Continued on next page)

                                                                                          Page 5




                           SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                              (CONTINUED)




                                                                           1997               1996
                                                                       -----------         -----------

Cash flows from financing activities:
     Sale of common stock                                              $   202,750         $         0
     Commission paid for sale of stock                                     (10,000)                  0
     Proceeds from debt                                                  1,600,404             391,712
     Payments of debt                                                     (759,897)            (19,692)
     Payments of related party debt                                       (252,925)                  0
     Distribution to owner                                                       0             (12,326)
                                                                       -----------         -----------

          Net cash provided by financing activities                        780,332             359,694
                                                                       -----------         -----------

          Net (decrease) increase in cash                                 (293,156)            305,563

Cash, beginning of period                                                  311,986               6,423
                                                                       ===========         ===========

Cash, end of period                                                    $    18,830         $   311,986
                                                                       ===========         ===========

Supplemental disclosure of cash flow information:
     Cash payments for interest                                        $    91,091         $    25,302
                                                                       ===========         ===========

Non-cash transactions:
     Note receivable - related party exchanged for student loans       $   200,000         $         0
                                                                       ===========         ===========
     Investment in acquisition of business exchanged for stock         $    61,968         $         0
                                                                       ===========         ===========
     Reorganization of Company                                         $   282,540         $         0
                                                                       ===========         ===========
     Distribution to owner converted to debt                           $   216,520         $         0
                                                                       ===========         ===========






                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          ORGANIZATION AND NATURE OF BUSINESS
          -----------------------------------

          Siemann Educational Systems, Inc. (the "Company") was incorporated in the State of Colorado on September 17, 1987. The Company, through its wholly-owned subsidiary, Denver Automotive and Diesel College, Inc., (the "School") (formerly Siemann Educational Systems, Inc.) is engaged in the business of operating a proprietary vocational college located in Denver, Colorado. The majority of students are drawn from the Denver metropolitan area, with the remainder drawn from various other surrounding states.

          A significant portion of the Company's revenues are provided by students who participate in government financial aid programs. Of total tuition revenue, revenue derived from governmental aid was approximately $860,000, or 31% and $2,275,000, or 81% for the years ended December 31, 1997 and 1996, respectively. In connection with this participation, the Company is subject to rules and regulations promulgated by the U.S. Department of Education. Failure to comply with the terms and provisions of this participation could lead to suspension or termination of the Company's ability to participate in government financial aid programs and, consequently, could adversely affect the Company's operations.

          On September 12, 1996, the U.S. Department of Education notified the School that it had lost its eligibility to continue its participation in the Federal Family Education Loan ("FFEL") Programs authorized by Title IV of the Higher Education Act of 1965, as amended. This was a result of the School's cohort default rates from each of the fiscal years, 1991 to 1993, exceeding the eligibility threshold of 25%. The School made application with the U.S. Department of Education to regain eligibility to participate in the FFEL Programs and has received notification from the U.S. Department of Education that, effective October 1, 1997, the School is again eligible to participate in the FFEL programs.

          On August 13, 1997, the School entered into an Agreement and Plan of Reorganization with Chartwell Cable Fund, Inc., ("Chartwell"), a public company. The reorganization was completed on August 31, 1997. At a special meeting of the shareholders of Chartwell on September 18, 1997, Chartwell's name was changed to Siemann Educational Systems, Inc.


          CONSOLIDATION
          -------------

          The accompanying consolidated balance sheet at December 31, 1997 includes the accounts of the Company and its wholly-owned subsidiary, Denver Automotive and Diesel College, Inc. All significant intercompany transactions have been eliminated in consolidation.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          REVENUE RECOGNITION
          -------------------

          Revenue is derived primarily from courses taught at the School. Textbook sales to students are recognized when the semester/school year begins. Cafeteria and other miscellaneous revenues are recognized as services are performed. Deferred tuition revenue represents amounts billed for the current educational year, reduced for tuition revenue recognized pro rata during the year. If a student withdraws, unearned revenue is reduced by the amount of lost revenue and a refund due to the student is recorded. Refunds are calculated in accordance with federal, state and accrediting agency standards.


          ACCOUNTS RECEIVABLE
          -------------------

          Accounts receivable represent outstanding tuition and fee balances due from students. Allowances for doubtful accounts have been established to record amounts deemed by management to be uncollectible.


          CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS
          ------------------------------------------------------

          Statement of Financial Accounting Standards No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash, accounts and notes receivable. The carrying amount of assets reasonably approximates their fair value, as determined by the amount of cash or the collectibility of receivables. The carrying value of the Company's debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms. As of December 31, 1997, cash balances did not exceed $100,000 at any one bank. As of December 31, 1996, the Company maintained cash balances in excess of $100,000 at one bank. The Company's accounts at this bank are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts and notes receivable from students are unsecured and subject to significant credit risk. For many of the student loans, the Company employs a loan servicing company. The Company's policy is to aggressively pursue the collection of any delinquent loans. The notes receivable from stockholder are secured by the stockholder's home. The note receivable from the related party is secured by student notes receivable purchased by the related party and shares of the Company's common stock. The fair market value of the receivables approximates the amount of the note.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          ACCOUNTING ESTIMATES
          --------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates have been made to determine bad debt expense and the related allowance for uncollectible accounts and notes receivable.


          INVENTORY
          ---------

          Inventories consist of books and automotive and diesel repair parts and supplies which are consumed in the educational activities of the Company. Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method.


          PROPERTY AND EQUIPMENT
          ----------------------

          Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the classes of property and equipment. Lives range from three to five years. Depreciation was $176,276 and $172,341 for the years ended December 31, 1997 and 1996, respectively.


          PERKINS MATCHING FUNDS
          ----------------------

          The Company and the Federal Government together deposit money in the U.S. Department of Education Title IV Perkins Loan Program in a ratio of 1 to 9, respectively. As loans are repaid, the amounts collected are re-loaned to new students. Should the loan program in which the School has invested be terminated, the Company will receive its respective share of the resulting cash. The Company's approximate share as of December 31, 1997 and 1996 is presented in the accompanying balance sheets at $70,000.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          PREPAID EXPENSES
          ----------------

          The Company prepaid a consulting firm $25,000 for services to be rendered over a twelve month period, beginning September, 1997. Accordingly, the Company is amortizing the prepayment on a straight line basis over a twelve month period. Amortization expense was $4,795 for the year ended December 31, 1997.


          INTANGIBLE ASSETS
          -----------------

          Intangible assets consist of the Company's organization costs, which are being amortized over five years. Amortization expense was $3,276 and $10,549 for the years ended December 31, 1997 and 1996, respectively. The intangible assets are fully amortized as of December 31, 1997.


          STUDENT REFUNDS PAYABLE AND CREDIT BALANCES
          -------------------------------------------

          Student refunds payable in the accompanying balance sheets represent refunds due and payable on behalf of students who withdrew in prior periods. Student credit balances represent the excess of payments received over current tuition billings for active students. Student refunds and credit balances are combined in the accompanying balance sheet where the credit balances comprise the majority of the amounts displayed. Credit balances were $16,222 and $138,983 at December 31, 1997 and 1996, respectively.


          CONTRIBUTED MATERIALS
          ---------------------

          Periodically, automobile manufacturers and automobile local dealers contribute tools and vehicles to the School that are restricted solely for use in educational activities. These materials are consumed in the educational process and ultimately scrapped. Once the materials are contributed, the School has no obligation to return them to the manufacturers or dealers.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          ADVERTISING COSTS
          -----------------

          Advertising costs are charged to operations when incurred and included in selling and promotion expenses. Advertising expense amounted to $149,331 and $133,112 for the years ended December 31, 1997 and 1996, respectively.


          INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
          -----------------------------------------------------------

          Income (loss) per share is the amount of earnings (loss) for the period for each common stock share outstanding. Earnings is defined as operating income (loss) less preferred stock dividends for the period. The number of outstanding common shares is determined by the weighted average of shares outstanding during the period. Diluted earnings per share, if any, is the basic earnings per share for the period adjusted for the assumed exercise or conversion of all stock options, warrants or other securities convertible into common stock provided the resulting earnings per share is not anti-dilutive. In years of net loss, there is no diluted earnings per share since the result would be anti-dilutive.

          For 1996, net income per common share is computed based on the weighted average number of common shares outstanding of 400,000 shares.

          In February 1997 SFAS No. 128, "Earnings Per Share", was issued effective for periods ending after December 15, 1997. There is no impact on the Company's 1996 financial statements from adoption of SFAS No. 128. The Company has adopted the provisions of SFAS No. 128 effective for the year ending December 31, 1997. Common shares owned by the former sole shareholder of Siemann prior to the completion of the merger with Chartwell are considered outstanding for all periods presented. Shares outstanding for Chartwell prior to merger with Siemann are considered outstanding beginning on August 31, 1997. Stock warrants are not considered in the calculation of net loss per share as their inclusion would be anti-dilutive. Shares that are subject to repurchase are considered outstanding. Excluding the shares subject to repurchase does not affect the loss per share. The weighted average number of common shares outstanding for the year ended December 31, 1997 was 2,185,600.


          STATEMENT OF CASH FLOWS
          -----------------------

          For the purposes of the statements of cash flows, the Company considers investments and savings instruments with maturities of three months or less to be cash equivalents.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



          RECLASSIFICATIONS
          -----------------

          Certain reclassifications have been made to the December 31, 1996 financial statements to conform to the December 31, 1997 presentation.


          New Accounting Standards:

          STOCK-BASED COMPENSATION
          ------------------------

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October, 1995 by the Financial Accounting Standards Board. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock
          Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy under APB No. 25 but has adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to employees, directors, or consultants. For 1997 and 1996 no expense has been recorded.


          CAPITAL STRUCTURE
          -----------------

          In February 1997, the Financial Accounting Standards Board issued SFAS No, 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires companies to disclose all relevant information regarding their capital structure. SFAS No. 129 presentation is required for reporting periods ending after December 15, 1997. Based on the capital structure disclosures presented in the accompanying consolidated financial statements and notes thereto, the Company does not believe that any additional disclosures are required as a result of adopting this pronouncement.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



          SEGMENT REPORTING
          -----------------

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 in 1997. For both years ended December 31, 1996 and 1997, there is no impact on the financial statements or disclosures.


          COMPREHENSIVE INCOME
          --------------------

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company has not adopted SFAS No. 130 in 1997 but will do so in 1998.


NOTE 2 -  RECAPITALIZATION AS A RESULT OF REORGANIZATION

          Pursuant to the Agreement and Plan of Reorganization effective August 31, 1997, Chartwell issued 400,000 shares of common stock to the sole shareholder of Siemann in exchange for all of the issued and outstanding common shares of the Siemann. In addition, on June 4, 1997, the former sole shareholder of Siemann purchased 2,250,000 common shares of Chartwell, resulting in a majority ownership of the consolidated Company.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



          For legal purposes, Chartwell has acquired Siemann and is the parent company of Siemann following the merger. However, for accounting purposes, Siemann is the acquiring company in a reverse acquisition of Chartwell. As a result, the financial statements presented herein prior to August 31, 1997 are those of Siemann except for the equity section of the balance sheets, which utilizes the pre-merger capital structure of Chartwell. In addition, the retained deficit of Siemann and Chartwell (a subchapter S corporation) at August 31, 1997 have been eliminated and charged to additional paid in capital. As a result, the accumulated deficit at December 31, 1997 is equivalent to the loss for the year since the date of acquisition. Prior to the acquisition, Chartwell had been a shell corporation with no operations.

          The  acquisition  has been accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. The following represents the unaudited pro forma results of operations as if the above-noted business combination had occurred at the beginning of the respective year in which the company was acquired as well as at the beginning of the immediately preceding year:

                                             1997           1996
                                             ----           ----
             Net sales                   $ 3,112,009    $ 3,000,087
             Net income (loss)           $   (41,541)   $    54,258
             Earnings (loss) per share   $      (.01)   $       .01


NOTE 3 -  NOTE RECEIVABLE - RELATED PARTY

          The note receivable of $200,000 at December 31, 1997 from a related party bears interest at 6% per annum, payable monthly. Principal is due in full on August 28, 1998. The note represents consideration for the sale of certain student loans and is secured by those loans and 50,000 shares of the common stock in the Company.

NOTE 4 -  NOTES RECEIVABLE - STOCKHOLDER

          Notes receivable - stockholder consisted of the following:

                                                           December  31,
                                                       1997             1996
                                                      ------------------------
          Note  receivable from majority
          stockholder,  interest  at  7%
          per annum  payable  quarterly;
          principal and accrued interest
          due in  full on  December  31,
          1998; secured by Deed of Trust
          on   real   property   of  the
          stockholder.                                $ 60,000        $ 60,000



          Note  receivable from majority
          stockholder,  interest  at  7%
          per annum  payable  quarterly;
          principal and accrued interest
          due  in  full  on  August  29,
          1998; secured by Deed of Trust
          on   real   property   of  the
          stockholder.                                  88,300              --

          Note  receivable from majority
          stockholder,  interest  at  7%
          per annum  payable  quarterly;
          principal and accrued interest
          due in  full  on  October  31,
          1998, secured by Deed of Trust
          on   real   property   of  the
          stockholder.                                  20,000              --

          Note  receivable from majority
          stockholder,  interest  at 7 %
          per  annum  payable  quarterly
          principal  and interest due in
          full  on  December  31,  1998;
          secured by real estate.                       48,000              --
                                                      --------        --------
                                                      $216,300        $ 60,000
                                                      ========        ========


NOTE 5 -  PROPERTY AND EQUIPMENT

          A summary of property and equipment is as follows:

                                                    December 31,
                                                 1997        1996
                                              ----------------------
          Furniture, equipment and vehicles   $ 898,569    $ 887,018
          Equipment under capital
             leases                              15,031       15,031
                                              ---------    ---------
                                                913,600      902,049
          Less accumulated depreciation
             and amortization                  (628,826)    (452,550)
                                              ---------    ---------
                                              $ 284,774    $ 449,499
                                              =========    =========

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          All furniture, equipment and vehicles are pledged as collateral for the bank loan, with specific vehicles pledged as collateral to finance companies.

          The Company leased instructional equipment under capital leases during part of 1996, after which time the Company purchased substantially all of the leased equipment.


NOTE 6 -  INVESTMENT IN ACQUISITION OF BUSINESS

          During 1997 the Company entered into an agreement with the owner of Data Processing Trainers, Inc. ("DPT") to acquire 100% of the stock of DPT. As discussed in Note 14, the Company acquired DPT subsequent to year end.

          As of December 31, 1997, the Company's investment in the purchase of DPT of $223,936 includes a cash deposit of $100,000, additional accrued costs of $61,968 payable in cash and stock valued at $61,968.


NOTE 7 -  DEBT


          The Company owes the following debt:
                                                           December  31,
                                                        1997          1996
                                                      -----------------------
          Note payable to bank,  monthly
          principal     and     interest
          payments  of $5,856,  interest
          at 9.5% per annum,  due April,
          2002, cross- collateralized by
          accounts   receivable,   notes
          receivable and equipment.                   $ 251,639     $    --

          Note payable to bank,  monthly
          principal     and     interest
          payments  of $3,910,  interest
          at  10%,   collateralized   by
          inventory, accounts receivable
          and     equipment.      Entire
          principal and interest paid in
          1997.                                             --        183,406

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)



          Outstanding    principal    on
          $500,000   revolving  line  of
          credit  from a  bank,  monthly
          interest    payments   through
          October    1998;     beginning
          November,     1998     monthly
          principal     and     interest
          payments of $16,049,  interest
          at 9.5% , due November,  2002,
          collateralized    by   student
          loans.                                        387,032          --

          Outstanding    principal    on
          $350,000   revolving  line  of
          credit  from a  bank,  monthly
          interest   payments  at  9.5%,
          remaining     principal    and
          interest   due  April,   1998,
          collateralized by equipment.                  349,669          --

          Note    payable   to   finance
          company, monthly principal and
          interest   payments  of  $465,
          interest   at   7.99%   ,  due
          February, 1999, collateralized
          by   security    interest   in
          Company vehicle.                                6,217        11,301

          Note    payable   to   finance
          company, monthly principal and
          interest  payments  of $1,358,
          interest  at 8.5% , due April,
          2001, unsecured.                               46,975          --

          Note    payable   to   finance
          company, monthly principal and
          interest   payments  of  $261,
          interest  at 6.0%,  due March,
          1999,     collateralized    by
          security  interest  in Company
          vehicle.                                        3,752         6,584

          Note  payable  to  individual,
          monthly principal and interest
          payments of $266,  interest at
          10.5%,    due    May,    1999,
          unsecured.                                      4,195         7,026

          Note  payable  to  individual,
          interest at 10.5%, due in full
          July, 1998, unsecured.                         10,000        10,000

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          Capital   lease  with  leasing
          company, monthly principal and
          interest   payments  of  $342,
          interest at 13%, due February,
          2000.                                           8,400         9,055
                                                      ---------     ---------
                                                      1,067,879       227,372
          Less current portion                         (462,149)      (43,162)
                                                      ---------     ---------
                                                      $ 605,730     $ 184,210
                                                      =========     =========

          Aggregate maturities of long-term debt at December 31, 1997, are as follows:

          YEAR ENDING DECEMBER 31,
          ------------------------
                  1998                                   $    462,149
                  1999                                        239,779
                  2000                                        256,263
                  2001                                         83,560
                  2002 and thereafter                          26,128
                                                         ------------
                                                         $  1,067,879
                                                         ============


NOTE 8 -  NOTE PAYABLE TO STOCKHOLDER AND RELATED PARTY

          The Company owes its majority stockholder and president $355,307 and $391,712 in four notes as of December 31, 1997 and 1996, respectively. The notes payable to the stockholder bear interest at 7% per annum. The balance of principal and interest on the notes are due December 31, 1999. No periodic payments of principal or interest are due. The note is unsecured.


NOTE 9 -  STOCKHOLDERS' EQUITY

          The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock with $.10 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 1997, no shares of preferred stock have been issued.

          In addition to common stock transactions described in Note 2, the following transactions occurred during 1997. On August 29, 1997, 50,000 shares of stock and a warrant were sold for $100,000, less commission costs of $5,000. The warrant permits the holder to buy 50,000 shares at a price of $4.00 per share. The warrant expires August 29, 1998. Subsequent to the reorganization of the Company, discussed in Note 2, an additional 50,000 shares of stock and a warrant were sold on September 26, 1997 for $100,000, less commission costs of $5,000. The warrant permits the holder to buy 50,000 shares at a price of $4.00 per share. The warrant expires September 26, 1998. On October 1, 1997, 15,000 shares valued at $4,000 were issued for services performed by a consultant. This valuation is based on the value of the services provided to the Company.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          On December 19, 1997 and as discussed in Note 14, the Company entered into an agreement that modified the Letter of Intent to acquire Data Processing Trainers, Inc. ("DPT"). Per the agreement, 30,984 shares valued at $61,968 (issued and repurchasable at $2.00 per share) were issued in December to the owner of DPT. As of December 31, 1997, the amount representing these repurchasable shares, $61,968, has been classified as a current liability with a corresponding reduction of stockholders' equity. Subsequent to December 31, 1997, the Company issued 38,580 additional shares of common stock to the owner of DPT. All of these shares were repurchased by the Company on March 24, 1998 with the acquisition of DPT.

          In July 1997, the subsidiary of the Company issued stock options to a third party pursuant to an agreement, which has since been terminated and the stock options extinguished.


NOTE 10 - OPERATING LEASE AND OTHER RELATED PARTY TRANSACTIONS

          The Company leases its Denver school facility under an operating lease from a company owned by the majority stockholder of the Company. The net rental expense was $156,000 and $174,802 for the years ended December 31, 1997 and 1996, respectively. The following is a schedule by years of future net minimum rental payments required under the operating lease which expires September 1, 2000:

          YEAR ENDING DECEMBER 31,
          ------------------------

                  1998                               $    172,652
                  1999                                    169,736
                  2000                                    119,264
                                                     ------------
                                                     $    461,652
                                                     ============

          On December 31, 1996, the School entered into an agreement, as amended, with its stockholder providing for the deferment of rent payments. Rent deferrals commenced in January 1997, and bear interest at 7% per annum payable quarterly, due in full on August 31, 2000.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          As discussed in Note 4, the Company holds notes receivable due from its president and majority stockholder.

          As discussed in Note 3, the Company holds a note receivable due from a related party, who also provided consulting services.

          As discussed in Note 8, the Company owes its majority stockholder $355,307 and $391,712 at December 31, 1997 and 1996, respectively.

          On April 28, 1997 the company entered management agreements with related parties. Related consulting fees of $18,930 were paid in 1997.

          A small amount of office space in a building owned by a company which is owned by the majority stockholder is provided to the Company at no cost. Due to the insignificance in total square footage, no cost is assigned to the donated space.




NOTE 11 - INCOME TAXES

          The Company's legal acquirer, Chartwell, has incurred cumulative net operating losses since inception and, as a result, no provision for income taxes is necessary for the year ended December 31, 1997 and no deferred tax asset has been recorded because realization of the benefit of the net operating losses is not assured. Prior to August 31, 1997, the school subsidiary elected, with the consent of its then sole stockholder, to be taxed as a subchapter S corporation. The income or loss of an S corporation is included in the income tax return of the stockholder. Accordingly, the Company made no provision for income taxes for the years ended December 31, 1997 and 1996. For periods subsequent to December 31, 1997, the Company and its subsidiary intend to file consolidated federal and state income tax returns.


          The net deferred tax asset at December 31, 1997 is as follows:

                                                           1997
                                                        ---------

             Net operating loss benefit carry-forward   $ 675,063
             Valuation allowance for deferred
                   tax assets                            (675,063)
                                                        ---------

             Net deferred tax asset                     $   --
                                                        ---------

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


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


          At December 31, 1997, the Company has approximately $1,658,603 of net operating loss carry-forwards for tax purposes, primarily derived from the predecessor Chartwell, available to offset future taxable income which, if not utilized to reduce taxable income in future periods, expire in the years 2007 to 2011.


NOTE 12 - EMPLOYEE BENEFIT PLAN

          The Company sponsors a defined contribution retirement (401K) plan for its employees. All employees with twelve consecutive months of service and 1,000 hours of service may participate. Eligible employees may voluntarily contribute from 1% to 15%, but not more than the maximum allowed by law (currently $9,500), of their compensation annually to the plan. The Company may, at its election, make contributions to the plan, which are equitably distributed to participant accounts. Participants are fully vested for amounts that they contributed and vest over six years in amounts contributed by the Company. The Company has not made any contributions to the plan during any of the periods presented in the accompanying statement of operations.


NOTE 13 - REGULATORY

          The Company and its School are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder by the U.S. Department of Education ("DOE") subject the School to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various student financial assistance programs under Title IV of the HEA (the "Title IV Programs"). Under the HEA and its implementing regulations, certain financial responsibility and other regulatory standards must be complied with in

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          order to qualify to participate in the Title IV Programs. Under such standards, an institution must, among other things: (i) have an acid test ratio (defined as the ratio of cash, cash equivalents, and current accounts receivable to current liabilities) of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period, (iv) collect 85% or less of its education revenues from Title IV Program funds in any fiscal year, and
          (v) not have cohort default rates on federally funded or federally guaranteed student loans of 25% or greater for three consecutive federal fiscal years. The DOE may measure the financial responsibility standards on a school-by-school basis or on a corporate consolidated basis. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding against the Company or its institution.

          In November 1997, the DOE published new regulations regarding financial responsibility to take effect in July 1998. The regulations provide a transition year alternative which will permit institutions to have their financial responsibility for the 1998 fiscal year measured on the basis of either the new regulations or the current regulations, whichever are more favorable. Under the new regulations, the DOE will calculate three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE. The Company does not believe that these new regulations will have a material effect on the Company's compliance with the DOE's financial responsibility standards.

          The process of reauthorizing the HEA by the U.S. Congress, which takes place approximately every five years, has begun and is expected to be completed by 1998. It is not possible to predict the outcome of the reauthorization process. Although there is no present indication that the Congress will decline to reauthorize the Title IV Programs, there can be no assurance that government funding for the Title IV Programs will continue to be available or maintained at current levels, nor can there be assurance that current requirements for student and institutional participation in the Title IV Programs will be unchanged. Thus, the reauthorization process could result in revisions to the HEA that increase the compliance burden on the Company's institutions. A reduction in funding levels for federal student financial assistance programs could impact the Company's ability to attract students.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs of instruction by the relevant agencies of the state in which such campus is located. The Company's campus is licensed or authorized by the relevant agencies of the state in which such campus is located. In addition, in order to participate in the Title IV Programs, an institution must be accredited by an accrediting agency recognized by the DOE.

          With each acquisition of an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership that results in a change of control, as defined in the HEA and applicable regulations. In such event, that institution becomes ineligible to participate in the Title IV Programs and may receive and disburse only previously committed Title IV Program funds to its students until it has applied for and received from the DOE recertification under the institution's new ownership.


NOTE 14 - SUBSEQUENT EVENT

          Subsequent to year end, the Company acquired DPT on March 24, 1998 for a purchase price of $8,959,564. DPT, now a wholly-owned subsidiary of the Company, is an accredited school offering a variety of vocational and avocational training programs with two locations in Philadelphia, Pennsylvania. The majority of students are drawn from the surrounding metropolitan area.

          The purchase price is comprised of: $3,869,564 in cash (including $119,564 in repurchased common stock), which was paid, less a deposit of $150,000, at the time of closing; a $4,340,000 promissory note; and $750,000 in stock. The promissory note, dated March 24, 1998, requires quarterly payments beginning in June, 1998 of $542,500 in principal plus accrued interest at 7% per annum. The note is due March 24, 2000 and is secured by a Security Agreement-Stock Pledge and a Guaranty and Security Agreement. Under the terms of the agreement, 59,782 shares of the Company's common stock valued at $119,564 were repurchased at the time of the closing by the Company for cash, leaving the balance of $750,000 to be satisfied by the Company issuing on March 24, 1999 an undetermined number of shares of non-registered common stock equivalent to a value of $750,000 based on the ten day trailing average market price at the time of the transfer.

                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


          In order to fund the purchase price, the Company borrowed $2,000,000 from its president and majority stockholder and $2,900,000 from an outside financing source. The debt of $2,000,000 to the president bears 12% interest, interest only payable monthly, and is due on March 24, 2003. The president also received a warrant to purchase 732,360 shares of the Company's common stock for an aggregate price of $100 for the period ending March 24, 2003. The debt of $2,900,000 to the outside source is payable interest only quarterly, bears 12% interest, and is due on March 25, 2003. This lender received a warrant to purchase 1,268,486 shares of the Company's common stock for a total price of $100 through March 25, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and term of office of each of the executive officers and directors of the Company are set forth below:

                                                                        Officer
                                                                           or
                                                                        Director
Name                    Position Held With the Company         Age       Since
----                    ------------------------------         ---       -----

Paul T. Siemann         President, Chief Executive Officer     46         1997
                        and Director

Joseph R. Chalupa       Vice President and Director            45         1997

Barbara S. Siemann      Director                               41         1997

     Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. The Board of Directors has no audit, nominating or compensation committee. CBAS, Inc., a principal stockholder of the Company, currently receives a consulting fee of $3,000 per month for, among other things, providing the consulting services of its principals to the Company.

Background

     The following is a summary of the business experience of each officer and director of the Company:

     Paul T. Siemann has been the Chief Executive Officer and majority stockholder of Institutional Financing Services, Inc. ("IFS") since 1977. IFS is a Denver, Colorado based company engaged in fund-raising services for domestic and international schools. He acquired DADC in 1993 and has been President of DADC since that date. DADC is a wholly-owned subsidiary of the Company. Mr. Siemann devotes approximately 80% of his time to the Company's affairs.

     Joseph R. Chalupa has been employed by DADC since 1976 and has been its school director since 1991.

     Barbara S. Siemann is Mr. Siemann's wife and devotes such time as is necessary to the Company's affairs. She has been employed by IFS since 1977.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     Mr. Siemann, the Company's President, currently receives a salary of $7,000 per month and also receives rental payments for the Company's corporate office and DADC facilities aggregating $13,000 per month. CBAS, Inc., a principal stockholder of the Company, received a monthly consulting fee of $3,000 per month in September, October, November and December 1997. No long term compensation, stock options, bonuses, restricted stock awards or other compensation has been awarded.

     Compensation of the Company's Chief Executive Officer for each of the last two years as set forth below:

                           Summary Compensation Table

                                                Annual Compensation (1)
                                                -----------------------

         (a)                                            (e)            (f)
Name and Principal     (b)         (c)       (d)       Stock       Other Annual
     Position          Year     Salary($)  Bonus($)   Options    Compensation($)
------------------     ----     ---------  --------   -------    ---------------

Paul T. Siemann,       1997      28,000       0          0              0
President              1996      84,000       0          0              0
Joseph Chalupa,        1997      60,000       0          0              0
Vice President         1996      60,000       0          0              0

     The Company's directors do not receive any cash compensation as directors, although they are reimbursed for out-of-pocket expenses in attending Board of Directors' meetings.

Stock Option Plan

     The Company intends to adopt a stock option plan (the "Plan") which will provide for the grant of options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options will be issuable only to eligible officers and key employees of the Company.

     The Company has not reserved any shares of Common Stock for issuance under the Plan, which will be administered by its Board of Directors. Under the Plan, the Board of Directors will determine which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

     The per share exercise price of the Common Stock will not be less than the fair market value of the Common Stock on the date the option is granted. Subject to certain exceptions, in the case of incentive stock options, the aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any person may purchase in any calendar year pursuant to the exercise of incentive stock options will not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company will be eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option on the date of grant. The stock options will be subject to anti-dilution provisions in the event of stock splits, stock dividends and the like.

     No incentive stock options will be transferable by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will only be exercisable by the optionee. The exercise date of an option granted under the Plan will not be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company will become available once again for issuance. Shares issued upon exercise of an option will rank equally with other shares then outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Principal Stockholders

     The following table sets forth the holdings of Common Stock by each person who, as of March 31, 1997, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each officer and director, and by all officers and directors as a group. All shares are owned beneficially and of record and the address of each person is in care of the Company.

Name                       Amount of Ownership             Percent of Class
----                       -------------------             ----------------

Paul T. Siemann(1)              2,640,000                        70.1
Joseph R. Chalupa                       0                         0.0
Barbara S. Siemann(1)           2,640,000                        70.1
CBAS, Inc.                        500,000                        13.3
All officers and
 directors as a
 group (3 persons)(1)           2,640,000                        70.1

(1) Paul T. Siemann and Barbara S. Siemann are husband and wife and hold in the aggregate 2,640,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In August 1997 the Company issued 2,250,000 shares of its Common Stock to Paul T. Siemann ("Siemann") and 500,000 shares to CBAS, Inc. ("CBAS")for $.001 per share. Subsequently, the Company issued an additional 400,000 shares to Siemann to acquire all of the outstanding capital stock of Siemann Educational Systems, Inc., the owner of DADC and a company owned and controlled by Siemann. CBAS acts as a consultant to the Company and receives a consulting fee of $3,000 per month.

     In July 1997 a subsidiary of the Company issued stock options to a third party which have since expired.

     The Company paid a consulting fee of $3,000 per month to CBAS for the months of September, October, November and December 1997. See "Item 10 - Executive Compensation".

     In March 1998 in connection with the acquisition of DPT, Mr. Siemann loaned the Company $2,000,000 evidenced by a promissory note bearing interest at 12% per annum due March 25, 2003. As additional compensation for the loans, the Company issued to Mr. Siemann warrants to purchase 732,360 shares of the Company's Common Stock for a total of $100 until March 25, 2003. The warrants also carry customary piggy back registration rights.

     The Company has advanced loans to, and received loans from, Siemann. See Notes 3, 4 and 8 to the Company's financial statements.

     The Company leases its office and DADC facilities from Siemann. See "Item 2
- Description of Property."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

          27.01    Financial Data Schedule

     b. Three Reports on Form 8-K were filed during the last quarter of the period covered by this Report. On September 8, 1997 a Report was filed listing a change in control of the Company (Item 1), the execution by the Company of an Agreement and Plan of Reorganization (Item 5) and an undertaking to deliver the required financial statements in connection with the Item 5 transaction described above (Item 7). On November 10, 1997 a Report was filed advising of a change in accountants (Item 4) and a change in fiscal year (Item 8). Also on November 10, 1997 a Report was filed providing the financial statements required in connection with Item 5 of the September 8, 1997 Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado, on April 10, 1998.


                                             SIEMANN EDUCATIONAL
                                             SYSTEMS, INC.



                                             By
                                               ---------------------------------
                                                       Paul T. Siemann,
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

    Signature                       Title                           Date
    ---------                       -----                           ----


/s/  Paul T. Siemann
-----------------------     President, Chief Executive          April 10, 1998
Paul T. Siemann             Chief Financial Officer
                            (Principal Accounting Officer)
                            and Director
/s/  Joseph R. Chalupa
-----------------------     Vice-President and Director         April 10, 1998
Joseph R. Chalupa

/s/  Barbara S. Siemann
-----------------------     Secretary and Director              April 10, 1998
Barbara S. Siemann