Form 10QSB
period 1998-03-31
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1998-05-20
CIK 824606

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1998

(  )       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1943 (No Fee Required)

           For the transition period from_____________to__________________

                        Commission File number 33-18174-D


                        SIEMANN EDUCATIONAL SYSTEMS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


              Colorado                                      84-1067172
----------------------------------                -----------------------------
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


           405 S. Platte River Drive, Suite 3A, Denver, Colorado 80223
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  303/733-9673
                             ----------------------
                            Issuer's telephone number

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes       X                No
                     -----------              -----------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

3,765,000 shares of common stock were outstanding as of May 18, 1998.
--------------------------------------------------------------------

Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                      March 31,     December 31,
                                                        1998            1997
                                                    ------------    ------------
                                                     (Unaudited)      (Audited)
Current assets:
  Cash                                               $ 1,367,486     $    18,830
  Student accounts receivable                          2,310,317         657,814
  Students notes receivable                              751,663         746,693
  Note receivable - stockholder                          216,303         216,300
  Note receivable - related party                        200,000         200,000
  Inventory                                               85,249           7,392
  Prepaid and other                                       72,126          31,401
                                                     -----------     -----------
            Total current assets                       5,003,144       1,878,430
                                                     -----------     -----------
  Student accounts and notes receivable                  807,289         718,275
  Property and equipment, net of
    accumulated depreciation                             574,939         284,774
  Investment in acquisition of business                     --           223,936
  Intangibles, net                                     8,883,143            --
  Perkins matching funds                                  70,000          70,000
  Other                                                   29,330          25,597
                                                     -----------     -----------

  Total assets                                       $15,367,845     $ 3,201,012
                                                     ===========     ===========


                      SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (CONTINUED)

                             Liabilities and Stockholders' Equity


                                                              March 31,     December 31,
                                                                1998            1997
                                                            ------------    ------------
                                                             (Unaudited)      (Audited)
Current liabilities:
     Accounts payable                                       $    160,435    $    123,449
     Student refunds payable and credit balances                  22,064          21,061
     Payable to owner of business acquired                          --            61,968
     Accrued liabilities                                         512,988         133,321
     Deferred tuition income                                   2,368,749         871,537
     Common stock repurchase commitment                             --            61,968
     Current maturities of long-term debt                      2,735,385         462,149
                                                            ------------    ------------
          Total current liabilities                            5,799,621       1,735,453
                                                            ------------    ------------
Rent payable, related party                                      135,228         132,902
Long-term debt, net of current maturities and discount         7,554,147         605,730
Note payable - stockholder                                       355,306         355,307
                                                            ------------    ------------
          Total liabilities                                   13,844,302       2,829,392
                                                            ------------    ------------

Redeemable warrants                                              211,863            --

Stockholders' equity:
     Common stock, $.10 par value, 100,000,000 shares
          authorized, 3,765,000 (1998) and
          3,795,984 (1997)shares issued and outstanding          376,500         379,598
     Additional  paid-in capital                                 948,278          88,706
     Common stock repurchase commitment                             --           (61,968)
     Accumulated (deficit)                                       (13,098)        (34,716)
                                                            ------------    ------------
               Total stockholders' equity                      1,311,680         371,620
                                                            ============    ============
Total liabilities and stockholders' equity                  $ 15,367,845    $  3,201,012
                                                            ============    ============










               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1998           1997
                                                     -----------    -----------
Revenue:
     Tuition revenue                                 $ 1,065,914    $   707,307
     College supply and cafeteria sales                   50,887         42,846
     Other                                                25,121         34,521
                                                     -----------    -----------
          Total revenues                               1,141,922        784,674
Operating expenses:
     Educational services and facilities                 441,368        294,778
     Cost of college supplies and cafeteria sales         43,248         43,605
     Selling and promotion                               149,948        132,351
     General and administrative                          317,531        168,354
     Depreciation and amortization                        55,186         46,212
     Bad debt expense                                     38,506         29,900
                                                     -----------    -----------
          Total operation expenses                     1,045,787        715,200
                                                     -----------    -----------

          Income from operations                          96,135         69,474

Interest (expense)                                       (65,869)       (10,210)
                                                     -----------    -----------

          Income before provision for income taxes        30,266         59,264

Provision for income taxes                                (9,648)          --
                                                     -----------    -----------

Net income                                           $    20,618    $    59,264
                                                     ===========    ===========


Net income per common share
     Primary                                         $       .01    $       .15
                                                     ===========    ===========
     Fully diluted                                   $       .01    $       .15
                                                     ===========    ===========

Weighted number of common shares outstanding
     Primary                                           3,807,357        400,000
                                                     ===========    ===========
     Fully diluted                                     3,940,747        400,000
                                                     ===========    ===========


                           SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                   Three months ended March 31,
                                                                 1998                     1997
                                                             ------------              -----------
Cash flows from operating activities:
    Net income                                                $    20,618              $    59,264
    Cash provided (used) by operating activities:
         Depreciation and amortization                             56,364                   46,212
    Change in operating assets and liabilities:
         Students accounts and notes receivable                  (271,147)                (556,340)
         Prepaid expenses and other assets                        (27,470)                 (15,999)
         Accounts payable                                        (111,112)                   6,927
         Student refunds payable and credit balances                1,003                 (128,431)
         Accrued liabilities                                      130,685                   13,175
         Rent payable, related party                                2,326                   39,725
         Deferred tuition income                                   66,501                  328,172
                                                              -----------              -----------
              Net cash (used) by operating activities            (132,232)                (207,295)
                                                              -----------              -----------

Cash flows from investing activities:
    Purchases of property and equipment                           (18,402)                 (10,044)
    Payments on capital leases                                       (632)                    --
    Acquisition of subsidiary, net of cash acquired            (3,511,696)                    --
    Acquisition of intangible assets                               (8,751)                    --
                                                              -----------              -----------
              Net cash (used) by investing activities          (3,539,481)                 (10,044)
                                                              -----------              -----------

Cash flows from financing activities:
    Proceeds from debt                                          5,136,105                   49,854
    Proceeds from debt - related party                               --                     18,595
    Payments of debt                                              (53,442)                    --
    Stock repurchase                                              (61,968)                    --
    Security deposits paid                                           (324)                    --
                                                              -----------              -----------
         Net cash provided by financing activities              5,020,371                   68,449
                                                              -----------              -----------

         Net (decrease) increase in cash                        1,348,658                 (148,890)
Cash, beginning of period                                          18,828                  311,986
                                                              ===========              ===========
Cash, end of period                                           $ 1,367,486              $   163,096
                                                              ===========              ===========

Supplemental disclosure of cash flow information:
    Cash payments for interest                                $    35,448              $    10,210
                                                              ===========              ===========

                                                (continued)







                                                      5

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                   Three months ended March 31,
                                                      1998             1997
                                                  -----------       -----------
Non-cash transactions

    Investment in subsidiary                      $ 9,043,128       $     --
    Value of future stock to be issued               (750,000)            --
    Note to prior owner of subsidiary              (4,340,000)            --
    Cash acquired with acquisition                   (341,432)            --
    Earnest money from prior periods applied         (100,000)            --
                                                  -----------       -----------
    Net cash paid for subsidiary                  $ 3,511,696       $     --
                                                  ===========       ===========

    Loan fees and costs                           $   174,916       $     --
    Loan discounts                                   (146,165)            --
    Deposit from prior period applied                 (20,000)            --
                                                  -----------       -----------

    Cash paid for loan fees/costs                 $     8,751       $     --
                                                  ===========       ===========

    Warrrants issued with financing               $   380,306       $     --
                                                  ===========       ===========

                        SIEMANN EDUCATIONAL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1998

1.       BASIS OF PRESENTATION AND ORGANIZATION
         ---------------------------------------

The balance sheet as of March 31, 1998, the statements of operations and the statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 10-KSB report. The results of operations for the three months ending March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2.       ACQUISITION OF SUBSIDIARY AND RELATED DEBT
         ------------------------------------------

The Company acquired Data Processing Trainers, Inc. ("DPT") on March 24, 1998 for a purchase price of $9,043,128. DPT, now a wholly-owned subsidiary of the Company, is an accredited school offering a variety of vocational and avocational training programs with two locations in Philadelphia, Pennsylvania. The majority of students are drawn from the surrounding metropolitan area.

The purchase price is comprised of: $3,611,698 in cash (including $119,564 in repurchased common stock), which was paid, less a deposit of $150,000, at the time of closing; a $4,340,000 promissory note; and $750,000 in stock. The promissory note, dated March 24, 1998, requires quarterly payments beginning in June, 1998 of $542,500 in principal plus accrued interest at 7% per annum. The note is due March 24, 2000 and is secured by a Security Agreement-Stock Pledge and a Guaranty and Security Agreement. Under the terms of the agreement, 59,782 shares of the Company's common stock valued at $119,564 were repurchased at the time of the closing by the Company for cash, leaving the balance of $750,000 to be satisfied by the Company issuing on March 24, 1999 an undetermined number of shares of non-registered common stock equivalent to a value of $750,000 based on the ten day trailing average market price at the time of the transfer.

The acquisition is being accounted for as a purchase with a substantial portion of the purchase price being allocated to goodwill. The goodwill is being amortized over forty years. The following pro forma information is presented as if the acqusition occurred at the begininning of each of the periods:

                                                Three months ended March 31,
                                                 1998                 1997
                                              ----------           ----------

     Pro forma revenues                       $3,198,787           $2,518,611

     Pro forma net income                       $115,370             $329,210

     Pro forma primary earnings per share           $.03                 $.82

     Pro forma fully diluted earnings per share     $.02                 $.24


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

The warrants were valued at approximately $380,000, which is presented on the balance sheet aa a discount from the debt and is being amortized over the life of the term of the related notes payable. The costs of obtaining the financing have been deferred and are also being amortized over the term of the notes payable.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

March 31, 1998 as Compared to December 31, 1997
-----------------------------------------------

The Company completed its planned acquisition of Data Processing Training Co., an accredited school with two locations in Philadelphia offering a variety of vocational training programs, on March 24, 1998. The purchase of this school was a first step in management's long-term plan to grow its business by acquisition of profitable schools which fit within the Company's overall expansion strategy. The acquisition was accounted for as a purchase. As a result of the acquisition, the Company now owns and operates two vocational schools: Denver Automotive and Diesel College ("DADC") and Data Processing Training Co. ("DPT").

The Company's cash balance increased $1,348,656 over the period ended December 31, 1997; the increase resulted primarily from borrowings associated with the acquisition of DPT, additional borrowings on three commercial lines of credit, and restoration of DADC's eligibility to participate in Title IV funding and grants. Student accounts and notes receivable increased $1,746,487 over December 31, 1997; $1,589,318 of the increase resulted from the purchase of DPT's student receivables. DADC's accounts and notes receivable increased $266,225, or 12.5%, over December 31, 1997, primarily due to continuation of institutional student financing during the Title IV ineligibility period. Because of the changes in ownership, the Company was temporarily ineligible to receive Title IV funds until the Department of Education approved its applications to participate in these programs. As of May 18, 1998, the Department of Education has determined that DPT is eligible to again participate in Title IV programs; it is anticipated that Title IV fund flows will be restored as of May 29, 1998. DADC's Title IV funds were restored on February 2, 1998.

DPT was acquired for $9,043,128, comprised of $3,611,696 cash (net of $341,432 acquired in the purchase), a $4,340,000 note payable to DPT's former owner, and $750,000 stock. The purchase resulted in an increase to property and equipment of $316,534; intangible assets in the amount of $8,890,886 were recorded in the transaction, including $174,916 of loan acquisition costs related to new borrowings in conjunction with the purchase. Goodwill resulted from the excess of the price paid over the fair market value of the net assets purchased; as is the nature of the vocational school industry, tangible assets represent a relatively low fraction of the overall value associated with reputation, trained staff, accredited programs, and job placement success. Loans to the Company's president remained constant over the period; $60,000 was repaid in April 1998. The balance of these notes receivable is due within one year. Overall, assets of the Company increased by $12,166,833 over December 31, 1997.

Accounts payable and accrued expenses increased by $417,656 over December 31, 1997. The payables and accrued expenses acquired by purchase of DPT were $451,712, while DADC's accruals decreased $34,056 over December 31. Deferred tuition liabilities rose $1,497,212 over the period, of which $1,286,188 was attributable to the purchase of DPT. DADC's deferred tuition increase of $211,024 over December 31, 1997 resulted from normal student enrollment and timing fluctuations. In connection with the purchase of DPT, the Company incurred debt to the following parties: $4,340,000 to the seller, $2,900,000 to a financing subsidiary of a brokerage firm, and $2,000,000 to the Company's president. Interest-only payments are due on the latter two loans, which have five-year terms; the loan to DPT's seller requires quarterly principal and interest payments, with the remaining principal due two years from the date of purchase. The Company has sufficient resources to continue normal operations prior to the full restoration of Federal Title IV funds at the end of May, 1998. Overall, liabilities increased by $11,012,910 over December 31, 1997.

Warrants to purchase 2,008,846 shares of the Company were issued in connection with the debts to the shareholder and the third-party lender. Based on provisions of the warrant agreement, a substantial number of shares are expected to be earned back by the Company; the remaining warrants were valued and recorded at $380,306. Of this total, $211,863 appears on the balance sheet as redeemable warrants, and $168,443 is included in additional paid-in capital. Additional paid-in capital also increased by a further net amount of $691,130 as a result of the DPT acquisition: a $750,000 increase was recorded for future stock to be issued to the school's seller, while a net decrease of $58,870 was recorded when stock issued to him in connection with the Letter of Intent was repurchased at closing of the sale, as was contemplated by that agreement. Common stock decreased by a net $3,098, also as a result of the closing repurchase transaction.

Results of Operations
---------------------

March 31, 1998 as Compared to March 31, 1997
--------------------------------------------

The Company's total revenues increased by $357,248 to $1,141,922, for the quarter ended March 31, 1998, compared to the same period of 1997. Revenues include $246,468 attributable to DPT's operations for the six days of the quarter following its acquisition by the Company. DADC's revenues increased $110,780 over the previous year's first quarter due to an increase in student units.

The educational services and facilities cost increase of $146,590 over the previous year's first quarter includes $89,074 for six days of DPT's operations. General and administrative costs increased by $149,177, due both to indirect expenses in conjunction with the purchase of DPT, and continuing costs associated with the Company's transition to publicly-held status. The interest expense increase of $55,659 is attributable to acquisition and operations borrowings; loan proceeds to finance operations were required due to continuing temporary ineligibility for Title IV funds. Overall, net income was $20,618 for the first quarter of 1998, compared to $59,264 for 1997; the decrease results largely from the increased general and administrative costs and interest expense, as described above. Net income per share and weighted number of shares outstanding reflect the issuances to insiders as a result of the reverse merger of August 31, 1997 and other issuances in conjunction with acquisition financing.

                                     PART II


Item 1.  LEGAL PROCEEDINGS.

None.


Item 2.  CHANGE IN SECURITIES

Per the Letter of Intent to purchase DPT, on March 24, 1998, the Company repurchased $119,564 of stock issued to DPT's seller. The issuance and repurchase were both at $2.00 per share.

Item 3.  DEFAULTS ON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).  Exhibit  No.         Description
               ------------         -----------

                    27              Financial Data Schedule

         (b).  Reports on Form 8-K:

              On April 8,  1998,  the  Company  filed a Report on Form 8-K under
              Item 2., "Acquisition or Disposition of Assets".

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIEMANN EDUCATIONAL SYSTEMS, INC.
                                             (Registrant)


                                    By:    /s/  PAUL T. SIEMANN
                                           -------------------------------------
                                           Paul T. Siemann, President and CEO