Form 10QSB/A
period 1998-03-31
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1998-06-11
CIK 824606

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                    Amendment

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
                                                     ===========     ===========


                      SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (CONTINUED)

                             Liabilities and Stockholders' Equity


                                                              March 31,     December 31,
                                                                1998            1997
                                                            ------------    ------------
                                                             (Unaudited)      (Audited)
Current liabilities:
     Accounts payable                                       $    160,435    $    123,449
     Student refunds payable and credit balances                  22,064          21,061
     Payable to owner of business acquired                          --            61,968
     Accrued liabilities                                         503,340         133,321
     Deferred tuition income                                   2,459,424         871,537
     Common stock repurchase commitment                             --            61,968
     Current maturities of long-term debt                      2,735,385         462,149
                                                            ------------    ------------
          Total current liabilities                            5,880,648       1,735,453
                                                            ------------    ------------
Rent payable, related party                                      135,228         132,902
Long-term debt, net of current maturities and discount         7,554,147         605,730
Note payable - stockholder                                       355,306         355,307
                                                            ------------    ------------
          Total liabilities                                   13,925,329       2,829,392
                                                            ------------    ------------

Redeemable warrants                                              211,863            --

Stockholders' equity:
     Common stock, $.10 par value, 100,000,000 shares
          authorized, 3,765,000 (1998) and
          3,795,984 (1997)shares issued and outstanding          376,500         379,598
     Additional  paid-in capital                                 948,278          88,706
     Common stock repurchase commitment                             --           (61,968)
     Accumulated (deficit)                                       (94,125)        (34,716)
                                                            ------------    ------------
               Total stockholders' equity                      1,230,653         371,620
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 15,367,845    $  3,201,012
                                                            ============    ============










               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        1998           1997
                                                     -----------    -----------
Revenue:
     Tuition revenue                                 $   975,239    $   707,307
     College supply and cafeteria sales                   50,887         42,846
     Other                                                25,121         34,521
                                                     -----------    -----------
          Total revenue                                1,051,247        784,674
Operating expenses:
     Educational services and facilities                 441,368        294,778
     Cost of college supplies and cafeteria sales         43,248         43,605
     Selling and promotion                               149,948        132,351
     General and administrative                          317,603        168,354
     Depreciation and amortization                        55,114         46,212
     Bad debt expense                                     38,506         29,900
                                                     -----------    -----------
          Total operating expenses                     1,045,787        715,200

          Income from operations                           5,460         69,474

Interest (expense)                                       (65,869)       (10,210)
                                                     -----------    -----------

Net income  (loss)                                   $   (60,409)   $    59,264
                                                     ===========    ===========


Net income (loss) per common share
     Primary                                         $      (.02)   $       .15
                                                     ===========    ===========
     Fully diluted                                   $      (.02)   $       .15
                                                     ===========    ===========

Weighted number of common shares outstanding
     Primary                                           3,807,134        400,000
                                                     ===========    ===========
     Fully diluted                                     3,967,781        400,000
                                                     ===========    ===========


                           SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                   Three months ended March 31,
                                                                 1998                     1997
                                                             ------------              -----------
Cash flows from operating activities:
    Net income (loss)                                         $   (60,409)             $    59,264
    Cash provided (used) by operating activities:
         Depreciation and amortization                             55,114                   46,212
         Amortization of discount (interest)                        1,250                     --
    Change in operating assets and liabilities:
         Students accounts and notes receivable                  (271,147)                (556,340)
         Prepaid expenses and other assets                        (27,470)                 (15,999)
         Accounts payable                                        (111,112)                   6,927
         Student refunds payable and credit balances                1,003                 (128,431)
         Accrued liabilities                                      121,037                   13,175
         Rent payable, related party                                2,326                   39,725
         Deferred tuition income                                  157,176                  328,172
                                                              -----------              -----------
              Net cash (used) by operating activities            (132,232)                (207,295)
                                                              -----------              -----------

Cash flows from investing activities:
    Purchases of property and equipment                           (18,402)                 (10,044)
    Payments on capital leases                                       (632)                    --
    Acquisition of subsidiary, net of cash acquired            (3,511,696)                    --
    Acquisition of intangible assets                               (8,751)                    --
                                                              -----------              -----------
              Net cash (used) by investing activities          (3,539,481)                 (10,044)
                                                              -----------              -----------

Cash flows from financing activities:
    Proceeds from debt                                          5,136,105                   49,854
    Proceeds from debt - related party                               --                     18,595
    Payments of debt                                              (53,442)                    --
    Stock repurchase                                              (61,968)                    --
    Security deposits paid                                           (324)                    --
                                                              -----------              -----------
         Net cash provided by financing activities              5,020,371                   68,449
                                                              -----------              -----------

         Net (decrease) increase in cash                        1,348,658                 (148,890)
Cash, beginning of period                                          18,828                  311,986
                                                              ===========              ===========
Cash, end of period                                           $ 1,367,486              $   163,096
                                                              ===========              ===========

Supplemental disclosure of cash flow information:
    Cash payments for interest                                $    35,448              $    10,210
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

The Form 10-QSB for the quarter ended March 31, 1998 originally filed has been amended to reduce the tuition and related revenue reported for that quarter by $90,675 and to increase the unearned tuition liability on the consolidated balance sheet at March 31, 1998 by the same amount. The effect of the reduction in revenue consolidatated statement of operations is to eliminate the provision for income taxes and to present a net loss of $60,409 rather than a net income of $20,618. In addition, the pro forma information included in the footnotes has also been revised.

2.       ACQUISITION OF SUBSIDIARY AND RELATED DEBT
         ------------------------------------------

The Company acquired Data Processing Trainers, Inc. ("DPT") on March 24, 1998 for a purchase price of $9,043,128. DPT, now a wholly-owned subsidiary of the Company, is an accredited school offering a variety of vocational training programs with two locations in Philadelphia, Pennsylvania. The majority of students are drawn from the surrounding metropolitan area.

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

The acquisition is being accounted for as a purchase with a substantial portion of the purchase price being allocated to goodwill. The goodwill is being amortized over forty years. The following pro forma information is presented as if the acqusition occurred at the begininning of each of the periods:

                                                Three months ended March 31,
                                                 1998                 1997
                                              ----------           ----------

     Pro forma revenues                       $3,112,302           $2,518,611

     Pro forma net income                       $130,333             $206,738

     Pro forma primary earnings per share           $.03                 $.52

     Pro forma fully diluted earnings per share     $.02                 $.08


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

March 31, 1998 as Compared to December 31, 1997
-----------------------------------------------

The Company completed its planned acquisition of Data Processing Trainers, Inc., an accredited school with two locations in Philadelphia offering a variety of vocational training programs, on March 24, 1998. The purchase of this school was a first step in management's long-term plan to grow its business by acquisition of profitable schools which fit within the Company's overall expansion strategy. The acquisition was accounted for as a purchase. As a result of the acquisition, the Company now owns and operates two vocational schools: Denver Automotive and Diesel College ("DADC") and Data Processing Trainers, Inc. ("DPT").

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

DPT was acquired for $9,043,128, comprised of $3,611,696 cash (net of $341,432 acquired in the purchase), a $4,340,000 note payable to DPT's former owner, and $750,000 stock. The purchase resulted in an increase to property and equipment of $316,534; intangible assets in the amount of $8,886,723 were recorded in the transaction, including $174,916 of loan acquisition costs related to new borrowings in conjunction with the purchase. Goodwill resulted from the excess of the price paid over the fair market value of the net assets purchased; as is the nature of the vocational school industry, tangible assets represent a relatively low fraction of the overall value associated with reputation, trained staff, accredited programs, and job placement success. Loans to the Company's president remained constant over the period; $60,000 was repaid in April 1998. The balance of these notes receivable is due within one year. Overall, assets of the Company increased by $12,166,833 over December 31, 1997.

Accounts payable and accrued expenses increased by $407,005 over December 31, 1997. The payables and accrued expenses acquired by purchase of DPT were $378,955, while DADC's accruals decreased $8,591 over December 31; the parent company's accrued expenses increased by $36,640 due to accrued interest on acquisiton loans. Deferred tuition liabilities rose $1,587,887 over the period, of which $1,376,863 was attributable to the purchase of DPT (an amended increase of $90,675 from the original DPT reported amount). DADC's deferred tuition increase of $211,024 over December 31, 1997 resulted from normal student enrollment and timing fluctuations. In connection with the purchase of DPT, the Company incurred debt to the following parties: $4,340,000 to the seller, $2,900,000 to a financing subsidiary of a brokerage firm, and $2,000,000 to the Company's president. Interest-only payments are due on the latter two loans, which have five-year terms; the loan to DPT's seller requires quarterly principal and interest payments, with the remaining principal due two years from the date of purchase. The Company has sufficient resources to continue normal operations prior to the full restoration of Federal Title IV funds at the end of May, 1998. Overall, liabilities increased by $11,095,937 over December 31, 1997.

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

Results of Operations
---------------------

March 31, 1998 as Compared to March 31, 1997
--------------------------------------------

The Company's total revenues increased by $266,573 to $1,051,247, for the quarter ended March 31, 1998, compared to the same period of 1997. Revenues include $158,157 attributable to DPT's operations for the six days of the quarter following its acquisition by the Company (amended down by $90,675 from the original reported amount). DADC's revenues increased $104,612 over the previous year's first quarter due to an increase in student units.

The educational services and facilities cost increase of $146,590 over the previous year's first quarter includes $89,074 for six days of DPT's operations. General and administrative costs increased by $149,177, due both to indirect expenses in conjunction with the purchase of DPT, and continuing costs associated with the Company's transition to publicly-held status. The interest expense increase of approximately $55,659 is attributable to acquisition and operations borrowings; loan proceeds to finance operations were required due to continuing temporary ineligibility for Title IV funds. The $9,648 provision for income tax in the original report has been amended to zero. Overall, net loss was $60,409 for the first quarter of 1998 (amended down by $81,027 from the original reported net income amount of $20,681), compared to net income of

$59,264 for the first quarter of 1997; the decrease results largely from the increased general and administrative costs and interest expense, as described above. Net income per share and weighted number of shares outstanding reflect the issuances to insiders as a result of the reverse merger of August 31, 1997 and other issuances in conjunction with acquisition financing.

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