Form 10QSB
period 1998-06-30
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1998-08-14
CIK 824606

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1943 (No Fee Required)

 For the transition period from_______________________to_______________________

                        Commission File number 33-18174-D


                        SIEMANN EDUCATIONAL SYSTEMS, INC.
--------------------------------------------------------------------------------
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

                                  303/733-9673
                                 ---------------
                            Issuer's telephone number

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

3,765,000 shares of common stock were outstanding as of July 28, 1998.
--------------------------------------------------------------------------------

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets


                                                      June 30,      December 31,
                                                        1998             1997
                                                     -----------     -----------
                                                     (Unaudited)      (Audited)

Current assets:
    Cash                                             $   249,717     $    18,830
    Student accounts receivable                        3,286,433         657,814
    Student notes receivable                             765,365         746,693
    Note receivable - stockholder                        156,302         216,300
    Note receivable - related party                      200,000         200,000
    Inventory                                             87,878           7,392
    Prepaid and other                                     82,447          31,401
    Deferred tax asset                                    20,117            --
                                                     -----------     -----------
                   Total current assets                4,848,259       1,878,430
                                                     -----------     -----------
Student accounts and notes receivable                    807,559         718,275
Property and equipment, net of
       accumulated depreciation                          601,827         284,774
Investment in acquisition of business                       --           223,936
Intangibles, net                                       8,829,028            --
Perkins matching funds                                    70,000          70,000
Other                                                     31,120          25,597
                                                     -----------     -----------

Total assets                                         $15,187,793     $ 3,201,012
                                                     ===========     ===========



                 SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        Liabilities and Stockholders' Equity


                                                            June 30,     December 31,
                                                              1998           1997
                                                           -----------   -----------
                                                           (Unaudited)     (Audited)

Current liabilities:
    Accounts payable                                       $   156,467   $   123,449
    Student refunds payable and credit balances                 32,824        21,061
    Payable to owner of business to be acquired                   --          61,968
    Accrued liabilities                                        508,346       133,321
    Income taxes payable                                        20,117          --
    Deferred tuition income                                  2,678,350       871,537
    Common stock repurchase commitment                            --          61,968
    Note payable - stockholder                                  24,900          --
    Current maturities of capital lease obligations            103,780          --
    Current maturities of long-term debt                     2,690,966       462,149
                                                           -----------   -----------
          Total current liabilities                          6,215,750     1,735,453
                                                           -----------   -----------
Rent payable, related party                                    135,228       132,902
Capital lease obligations                                      170,091          --
Long-term debt, net of current maturities and discount       4,908,405       605,730
Note payable - stockholder                                   2,208,351       355,307
                                                           -----------   -----------
          Total liabilities                                 13,637,825     2,829,392
                                                           -----------   -----------

Redeemable warrants                                            211,863          --
                                                           -----------   -----------

Stockholders' equity:
    Common stock, $.10 par value, 100,000,000 shares
       authorized, 3,765,000 (1998) and 3,795,984 (1997)
       shares issued and outstanding                           376,500       379,598
    Additional paid-in capital                                 948,278        88,706
    Common stock repurchase commitment                            --         (61,968)
    Retained earnings                                           13,327       (34,716)
                                                           -----------   -----------
          Total stockholders' equity                         1,338,105       371,620
                                                           -----------   -----------

Total liabilities and stockholders' equity                 $15,187,793   $ 3,201,012
                                                           ===========   ===========


                                         3





                                 SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                         Three Months Ended                  Six Months Ended
                                                               June 30,                           June 30,
                                                   -----------------------------       -----------------------------
                                                       1998              1997              1998              1997
                                                   -----------       -----------       -----------       -----------

Revenue:
    Tuition revenue                                $ 2,764,399       $   610,537       $ 3,742,358       $ 1,317,844
    College supply and cafeteria sales                  83,080            46,123           131,247            88,969
    Other                                               38,013            23,617            63,134            58,138
                                                   -----------       -----------       -----------       -----------
       Total revenues                                2,885,492           680,277         3,936,739         1,464,951
Operating expenses:
    Educational services and facilities              1,293,063           306,262         1,734,431           601,040
    Cost of college supplies and cafeteria sales       117,422            48,291           160,670            91,896
    Selling and promotion                              268,356           116,169           418,304           248,520
    General and administrative                         663,436           130,710           980,967           299,064
    Depreciation and amortization                      149,512            40,458           204,698            86,670
    Bad debt expense                                    38,937            27,916            77,443            57,816
                                                   -----------       -----------       -----------       -----------
       Total operating expenses                      2,530,726           669,806         3,576,513         1,385,006
                                                   -----------       -----------       -----------       -----------

       Income from operations                          354,766            10,471           360,226            79,945

Interest income                                         33,151              --              33,151              --
Interest (expense)                                    (279,465)           (8,723)         (345,334)          (18,933)
                                                   -----------       -----------       -----------       -----------

       Income before provision for income taxes        108,452             1,748            48,043            61,012

Provision for income taxes:
   Current                                                --                --                --                --
   Deferred                                               --                --                --                --
                                                   -----------       -----------       -----------       -----------
      Total provision for income taxes                    --                --                --                --
                                                   -----------       -----------       -----------       -----------

Net income                                         $   108,452       $     1,748       $    48,043       $    61,012
                                                   ===========       ===========       ===========       ===========

Net income (loss) per common share
    Primary                                        $      0.03       $      0.00       $      0.01       $      0.15
                                                   ===========       ===========       ===========       ===========
    Fully diluted                                  $      0.02       $      0.00       $      0.01       $      0.15
                                                   ===========       ===========       ===========       ===========

Weighted number of common shares outstanding
    Primary                                          3,765,000           400,000         3,782,470           400,000
                                                   ===========       ===========       ===========       ===========
    Fully diluted                                    6,095,463           400,000         5,044,267           400,000
                                                   ===========       ===========       ===========       ===========



                                                         4


                         SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                       Six Months Ended June 30,
                                                                  ----------------------------------
                                                                      1998                   1997
                                                                  -----------            -----------
Cash flows from operating activities:
    Net income                                                    $    48,043            $    61,012
     Cash provided (used) by operating activities:
           Depreciation and amortization                              204,698                 86,670
           Contributed assets                                         (25,838)                  --
      Changes in operating assets and liabilities:
         Student accounts and notes receivable                     (1,261,235)              (535,677)
         Prepaid expenses and other assets                            (42,210)                   441
         Deferred tax assets and liabilities                          (20,117)                  --
         Accounts payable                                              (5,350)                80,960
         Student refunds payable and credit balances                   11,764               (131,777)
         Accrued liabilities and income taxes                         145,159                 (4,559)
         Rent payable, related party                                    2,326                 94,150
         Deferred tuition revenue                                     376,102                271,790
                                                                  -----------            -----------
              Net cash provided (used) by operating activities       (566,658)               (76,990)
                                                                  -----------            -----------

 Cash flows from investing activities:
         Purchases of property and equipment                          (22,976)               (10,052)
         Collections on loans to related parties                       60,000                   --
         Loans to related parties                                        --                  (33,302)
         Acquisition of subsidiary, net of cash acquired           (3,529,851)                  --
                                                                  -----------            -----------
             Net cash provided (used) by investing activities      (3,492,827)               (43,354)
                                                                  -----------            -----------

 Cash Flows from Financing Activities:
         Proceeds from debt                                         5,183,835                 56,832
         Proceeds from debt - related party                              --                   10,464
         Payments of debt and capital leases                         (831,493)              (218,000)
         Stock repurchase commitment                                  (61,968)                  --
                                                                  -----------            -----------
            Net cash provided (used) by financing activities        4,290,374               (150,704)
                                                                  -----------            -----------

         Net increase (decrease) in cash                              230,889               (271,048)
 Cash, beginning of period                                             18,828                311,986
                                                                  -----------            -----------
 Cash, end of period                                              $   249,717            $    40,938
                                                                  ===========            ===========

                                             (continued)



               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       (continued)


Supplemental disclosure of cash flow information:
 Cash payments for interest                                  $   292,254          $    18,933
                                                             ===========          ===========
 Non-cash investing and financing transactions:
       Investment in subsidiary                              $ 9,061,283
       Future stock to be issued in payments                    (750,000)
       Note to prior owner                                    (4,340,000)
       Cash acquired with acquisition                           (341,432)
       Earnest money from prior periods applied                 (100,000)
                                                             -----------
       Cash paid for subsidiary                              $ 3,529,851
                                                             ===========

        Loan fees and costs                                  $   174,916
        Loan discounts                                          (146,165)
        Deposit from prior periods applied                       (20,000)
                                                             -----------
        Cash paid for loan fees/costs                        $     8,751
                                                             ===========

         Warrants issued with financing                      $   380,306
                                                             ===========

         Equipment acquired under capital lease              $    82,418
                                                             ===========


                                       6

                        SIEMANN EDUCATIONAL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1998


1. BASIS OF PRESENTATION AND ORGANIZATION
   --------------------------------------

The balance sheet as of June 30, 1998, the statements of operations for the three months and six months ended June 30, 1998 and 1997, and the statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1998, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 10-KSB. The results of operations for the six months ending June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2. ACQUISITION OF SUBSIDIARY AND RELATED DEBT
   ------------------------------------------

The Company acquired Data Processing Trainers, Inc. ("DPT") on March 24, 1998, for a purchase price of $9,061,283. DPT, now a wholly-owned subsidiary of the Company, is an accredited school offering a variety of vocational training programs with two locations in Philadelphia, Pennsylvania. The majority of students are drawn from the surrounding metropolitan area.

The purchase price is comprised of: $3,629,853 in cash (including $119,564 in repurchased common stock), which was paid, less a deposit of $150,000, at the time of closing; a $4,340,000 promissory note; and $750,000 in stock. The promissory note, dated March 24, 1998, requires quarterly payments beginning in June, 1998, of $542,500 in principal plus accrued interest at 7% per annum. The note is due March 24, 2000, and is secured by a Security Agreement-Stock Pledge and a Guaranty and Security Agreement. Under the terms of the agreement, 59,782 shares of the Company's common stock valued at $119,654 were repurchased at the time of the closing by the Company for cash, leaving the balance of $750,000 to be satisfied by the Company issuing on March 24, 1999, an undetermined number of shares of non-registered common stock equivalent to a value of $750,000 based on the ten day trailing average market price at the time of the transfer.

The acquisition is being accounted for as a purchase with a substantial portion of the purchase price being allocated to goodwill. The goodwill is being amortized over forty years. The following pro forma information is presented as if the acquisition occurred at the beginning of each of the periods:

                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                      1998            1997
                                                 -------------   -------------
 Pro forma revenues                              $   5,997,794   $   4,802,347
 Pro forma net income                                  238,785          67,411
 Pro forma primary earnings per share            $         .06   $         .17
 Pro forma fully diluted earnings per share      $         .05   $         .02

In order to fund the purchase price, the Company borrowed $2,000,000 from its president and majority stockholder, and $2,900,000 from an outside financing source. The debt of $2,000,000 to the president bears 12% interest, interest only payable monthly, and is due on March 24, 2003. The president also received a warrant to purchase 732,360 shares of the Company's common stock for an aggregate price of $100 for the period ending March 24, 2003. The debt of $2,900,000 to the outside source is payable interest only quarterly, bears 12% interest, and is due on March 24, 2003. This lender received a warrant to purchase 1,268,486 shares of the Company's common stock for a total price of $100 through March 25, 2003.

The warrants were valued at approximately $380,000, which is presented on the balance sheet as a discount from the debt and is being amortized over the life of the term of the related notes payable. The costs of obtaining the financing have been deferred and are also being amortized over the term of the notes payable.

3. SUBSEQUENT EVENTS
   -----------------

In July, 1998, the Company signed a letter of intent with an underwriter to sell approximately 1,857,000 shares of common stock at approximately $7 per share.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

June 30, 1998 as Compared to December 31, 1997
----------------------------------------------

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

The Company's cash balance increased $230,888 over the period ended December 31, 1997; the increase resulted primarily from borrowings associated with the acquisition of DPT, additional borrowings on three commercial lines of credit, restoration of DADC's eligibility to participate in Title IV funding and grants, and cash flows from the newly acquired operations of DPT. Student accounts and notes receivable increased $2,647,291 over December 31, 1997; $2,459,041of the increase resulted from the inclusion of DPT's student receivables. DADC's accounts and notes receivable increased $181,787, or approximately 13%, over December 31, 1997, primarily due to continuation of institutional student financing during the first quarter Title IV ineligibility period. Because of the changes in ownership, the Company was temporarily ineligible to receive Title IV funds until the Department of Education approved its re-applications to participate in these programs. DPT's and DADC's Title IV funds were restored as of the end of May and February, 1998, respectively. Deferred income tax assets and liabilities have been recorded to recognize the tax effects of the 1997 net operating loss carry-forward and the difference between book and tax amortization expense.

DPT was acquired for $9,061,283, comprised of $3,629,853 cash (net of $341,432 acquired in the purchase), a $4,340,000 note payable to DPT's former owner, and $750,000 stock. The purchase resulted in an increase to property and equipment of $316,534; intangible assets in the amount of $8,890,886 were recorded in the transaction, including $174,916 of loan acquisition costs related to new borrowings in conjunction with the purchase. Goodwill resulted from the excess of the price paid over the fair market value of the net assets purchased; as is the nature of the vocational school industry, tangible assets represent a relatively low fraction of the overall value associated with reputation, trained staff, accredited programs, and job placement success. Loans to the Company's president in the amount of $60,000 were repaid in April 1998. The balance of the shareholder notes receivable is due within one year. Overall, assets of the Company increased by $11,986,781 over December 31, 1997.

Accounts payable and accrued expenses increased by $377,956 over December 31, 1997. The inclusion of DPT's payables and accrued expenses accounted for $352,091 of the increase, while DADC's accruals decreased nominally over December 31; the parent company's accrued expenses increased by $32,725 due primarily to accrued interest on acquisition loans. Deferred tuition liabilities rose $1,806,813 over the period, of which $1,595,483 was attributable to the inclusion of DPT. DADC's deferred tuition increase of $211,330 over December 31, 1997 resulted from normal student enrollment and timing fluctuations. In connection with the purchase of DPT, the Company incurred debt to the following parties: $4,340,000 to the seller, $2,900,000 to a financing subsidiary of a brokerage firm, and $2,000,000 to the Company's president. Interest-only payments are due on the latter two loans, which have five-year terms; the loan to DPT's seller requires quarterly principal and interest payments, with the remaining principal due two years from the date of purchase. The Company believes it has sufficient resources to continue normal operations and debt service. Overall, liabilities increased by $10,808,433 over December 31, 1997.

Warrants to purchase 2,008,846 shares of the Company were issued in connection with the debts to the shareholder and the outside lender. Based on provisions of the warrant agreement, a substantial number of shares are expected to be earned back by the Company; the remaining warrants were valued and recorded at $380,306. Of this total, $211,863 appears on the balance sheet as redeemable warrants, and $168,443 is included in additional paid-in capital. Additional paid-in capital also increased by a further net amount of $691,130 as a result of the DPT acquisition: a $750,000 increase was recorded for future stock to be issued to the school's seller, while a net decrease of $58,870 was recorded when stock issued to him in connection with the Letter of Intent was repurchased at closing of the sale, as was contemplated by that agreement. Common stock decreased by a net $3,098, also as a result of the closing repurchase transaction.

Results of Operations
---------------------

June 30, 1998 as Compared to June 30, 1997
------------------------------------------

The Company's total revenues increased by $2,471,788 to $3,936,739, for the six months ended June 30, 1998, compared to the same period of 1997. Revenues include $2,344,453 attributable to DPT's operations from the date of acquisition to June 30. DADC's revenues increased $126,336 over the previous year's first two quarters due to a slight increase in student units and higher tuition rates. Revenue for the three month period ended June 30, 1998 was more than double first quarter 1998 revenue, again primarily due to inclusion of DPT; the first quarter results included DPT operations for only the six days from acquisition to the end of the quarter. DPT's revenues for the second quarter of 1998 were $2,186,296.

The educational services and facilities cost increase of $1,133,391 over the previous year's first two quarters includes $1,040,568 related to DPT's operations. The $851,695 increase from the first to the second quarter of 1998 is due to inclusion of a full quarter of DPT expenses; as discussed above, only six days of DPT operations were included in first quarter results. DPT`s overall operating expenses for the second quarter of 1998 were $1,562,359. General and administrative costs increased by $681,903 over the same period of 1997 as a result of indirect expenses incurred in conjunction with the purchase of DPT, inclusion of DPT's G & A expenses for a full quarter, and continuing costs associated with the Company's transition to publicly-held status. The interest expense increase of approximately $326,401 over 1997 is attributable to acquisition and operations borrowings; the use of loan proceeds to finance operations was required due to first quarter 1998 temporary ineligibility for Title IV funds. Expense increases for the second quarter of 1998 over the same quarter of 1997 are associated with the same factors discussed with respect to year-to-date changes. An income tax benefit was recorded due to a reduction in the deferred tax asset valuation account against the 1997 net operating loss carryover, which offset the current income tax expense accrued on earnings through June 30, 1998. Overall, income was $48,043 for the first two quarters of 1998, compared to net income of $61,012 for the same period of 1997. DADC net income decreased approximately $56,000 over the same period of 1997 due to higher expenses in all categories. Net income per share and weighted number of shares outstanding reflect a substantial increase from December 31, 1997, due to the issuances of shares in connection with the conversion from privately held to publicly held status, the reverse merger of August 31, 1997, and issuances in conjunction with acquisition financing.

The Company is actively exploring with its current software vendors the extent and cost of any measures that may be required to fix Year 2000 problems. The Company primarily uses off-the-shelf student record-keeping and accounting software in its operations; both these systems are currently under review as to possible replacement. As a result, the Company would have the opportunity to determine Year 2000 compliance prior to purchase.

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

         (a).  Exhibit  No. Description

               27   Financial Data Schedule

         (b).  Reports on Form 8-K:

               On April 8, 1998,  the  Company  filed a Report on Form 8-K under
               Item 2., "Acquisition or Disposition of Assets".

               On June 9,  1998,  the  Company  filed a Report on Form 8-K under
               Item 7., "Financial Statements and Exhibits" for DPT for the years ended December 31, 1997 and 1996.

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