Form 10QSB
period 1998-09-30
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1998-11-17
CIK 824606

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1943 (No Fee Required)

     For the transition period from_______________________to_______________

                  Commission File number 33-18174-D

                        SIEMANN EDUCATIONAL SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Colorado                                            84-1067172
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


           405 S. Platte River Drive, Suite 3A, Denver, Colorado 80223
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  303/733-9673
                      -------------------------------------
                            Issuer's telephone number

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

3,765,000 shares of common stock were outstanding as of November 10, 1998.
--------------------------------------------------------------------------------

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets


                                                    September 30,   December 31,
                                                        1998            1997
                                                     -----------    ------------
                                                     (Unaudited)      (Audited)

Current assets:
    Cash                                             $   401,630     $    18,830
    Student accounts receivable                        3,473,531         657,814
    Student notes receivable                             777,489         746,693
    Note receivable - stockholder                         68,002         216,300
    Note receivable - related party                      207,000         200,000
    Inventory                                             84,711           7,392
    Prepaid and other                                     42,475          31,401
    Deferred stock offering costs                         82,125            --
    Deferred tax asset                                    54,325            --
                                                     -----------     -----------
                   Total current assets                5,191,288       1,878,430
                                                     -----------     -----------
Student accounts and notes receivable                    781,972         718,275
Property and equipment, net of
       accumulated depreciation                          627,019         284,774
Investment in acquisition of business                       --           223,936
Intangibles, net                                       8,765,187            --
Perkins matching funds                                    70,000          70,000
Other                                                     32,995          25,597
                                                     -----------     -----------

Total assets                                         $15,468,461     $ 3,201,012
                                                     ===========     ===========

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      Liabilities and Stockholders' Equity


                                                     September 30,  December 31,
                                                         1998           1997
                                                      ----------   -------------
                                                      (Unaudited)    (Audited)

Current liabilities:
    Accounts payable                                  $   117,170   $   123,449
    Student refunds payable and credit balances            20,403        21,061
    Payable to owner of business to be acquired              --          61,968
    Accrued liabilities                                   713,608       133,321
    Income taxes payable                                   20,117          --
    Deferred tuition income                             3,169,613       871,537
    Common stock repurchase commitment                       --          61,968
    Note payable - stockholder                             94,400          --
    Current maturities of capital lease obligations       128,670          --
    Current maturities of long-term debt                2,793,683       462,149
                                                      -----------   -----------
          Total current liabilities                     7,057,664     1,735,453
                                                      -----------   -----------
Rent payable, related party                               132,902       132,902
Capital lease obligations                                 193,684          --
Long-term debt, net of current maturities
   and discount                                         4,319,694       605,730
Deferred tax liability                                     34,208          --
Note payable - stockholder                              2,115,966       355,307
                                                      -----------   -----------
          Total liabilities                            13,854,118     2,829,392
                                                      -----------   -----------

Redeemable warrants                                       211,863          --
                                                      -----------   -----------

Stockholders' equity:
    Common stock, $.10 par value,
       100,000,000 shares  authorized,
        3,765,000 (1998) and 3,795,984 (1997)
       shares issued and outstanding                      376,500       379,598
    Additional paid-in capital                            948,278        88,706
    Common stock repurchase commitment                       --         (61,968)
    Retained earnings                                      77,702       (34,716)
                                                      -----------   -----------
          Total stockholders' equity                    1,402,480       371,620
                                                      -----------   -----------

Total liabilities and stockholders' equity            $15,468,461   $ 3,201,012
                                                      ===========   ===========

                                         SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                           1998               1997              1998             1997
                                                       ------------       -----------       -----------       -----------
Revenue:
    Tuition revenue                                     $ 2,892,504       $   815,610       $ 6,634,862       $ 2,133,454
    College supply and cafeteria sales                      110,358            33,904           241,605           122,871
    Other                                                    44,079            83,008           107,213           141,146
                                                        -----------       -----------       -----------       -----------
       Total revenues                                     3,046,941           932,522         6,983,680         2,397,471
Operating expenses:
    Educational services and facilities                   1,412,201           392,105         3,146,632         1,059,900
    Cost of college supplies and cafeteria sales             99,866            39,878           260,536           131,774
    Selling and promotion                                   307,210           151,954           725,514           425,612
    General and administrative                              661,209           113,428         1,723,176           317,320
    Depreciation and amortization                           155,965            46,648           360,663           136,594
    Bad debt expense                                         24,844           109,126           102,287           166,942
                                                        -----------       -----------       -----------       -----------
       Total operating expenses                           2,661,295           853,139         6,318,808         2,238,142
                                                        -----------       -----------       -----------       -----------

       Income from operations                               385,646            79,383           664,872           159,329

Interest income                                              30,171              --              63,322              --
Interest (expense)                                         (270,442)          (33,964)         (615,776)          (52,897)
                                                        -----------       -----------       -----------       -----------

       Income before provision for income taxes             145,375            45,419           112,418           106,432

Provision for income taxes:
   Current                                                     --                --                --                --
   Deferred                                                    --                --                --                --
                                                        -----------       -----------       -----------       -----------
      Total provision for income taxes                         --                --                --                --
                                                        -----------       -----------       -----------       -----------

Net income                                              $   145,375       $    45,419       $   112,418       $   106,432
                                                        ===========       ===========       ===========       ===========

Net income (loss) per common share
    Basic                                               $      0.04       $      0.01       $      0.03       $      0.06
                                                        ===========       ===========       ===========       ===========
    Fully diluted                                       $      0.02       $      0.01       $      0.02       $      0.06
                                                        ===========       ===========       ===========       ===========

Weighted number of common shares outstanding
    Basic                                                 3,765,000         3,335,870         3,776,583         1,651,282
                                                        ===========       ===========       ===========       ===========
    Fully diluted                                         6,265,846         3,335,870         5,517,098         1,651,282
                                                        ===========       ===========       ===========       ===========




                                 SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                                1998                   1997
                                                                            -----------            ------------
Cash flows from operating activities:
   Net income                                                               $   112,418            $   106,432
    Cash provided (used) by operating activities:
          Depreciation and amortization                                         360,663                136,594
          Contributed assets                                                    (25,838)                  --
          Contributed materials                                                    --                   25,718
    Changes in operating assets and liabilities:
        Student accounts and notes receivable                                (1,457,521)            (1,176,576)
        Inventory                                                                   538                   --
        Prepaid expenses and other assets                                        13,506                 (4,926)
        Deferred tax assets and liabilities                                     (20,117)                  --
        Accounts payable                                                        (68,696)                (2,261)
        Student refunds payable and credit balances                                (658)               (94,699)
        Accrued liabilities and income taxes                                    375,800                  6,741
        Rent payable, related party                                                --                  142,683
        Deferred tuition revenue                                                867,365                481,564
                                                                            -----------            -----------
             Net cash provided (used) by operating activities                   157,460               (378,730)
                                                                            -----------            -----------

Cash flows from investing activities:
        Purchases of property and equipment                                     (80,369)               (11,493)
        Collections on loans to related parties                                 148,300                   --
        Loans to related parties                                                 (7,000)                  --
        Acquisition of subsidiary, net of cash acquired                      (3,521,100)                  --
                                                                            -----------            -----------
            Net cash provided (used) by investing activities                 (3,460,169)               (11,493)
                                                                            -----------            -----------

Cash Flows from Financing Activities:
        Loan fees and costs                                                      (8,751)                  --
        Proceeds from debt                                                    3,255,052                330,364
        Proceeds from debt - related party                                    2,118,987                   --
        Payments of debt and capital leases                                  (1,430,269)                (6,405)
        Cash received in merger                                                    --                  102,750
        Distributions to stockholder                                               --                 (216,520)
        Deferred stock offering costs                                           (82,125)                  --
        Payments of related party debt                                         (167,385)                  --
                                                                            -----------            -----------
           Net cash provided (used) by financing activities                   3,685,509                210,189
                                                                            -----------            -----------

        Net increase (decrease) in cash                                         382,800               (180,034)
Cash, beginning of period                                                        18,830                311,986
                                                                            ===========            ===========
Cash, end of period                                                         $   401,630            $   131,952
                                                                            ===========            ===========




               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)


Supplemental disclosure of cash flow information:
Cash payments for interest                                          $   470,992
                                                                    ===========
Non-cash investing and financing transactions:
      Investment in subsidiary                                      $ 9,052,532
      Future stock to be issued in payments                            (750,000)
      Note to prior owner                                            (4,340,000)
      Cash acquired with acquisition                                   (341,432)
      Earnest money from prior periods applied                         (100,000)
                                                                    ===========
      Cash paid for subsidiary                                      $ 3,521,100
                                                                    ===========

      Loan fees and costs                                           $   174,916
      Loan discounts                                                   (146,165)
      Deposit from prior periods applied                                (20,000)
                                                                    ===========
      Cash paid for loan fees/costs                                 $     8,751
                                                                    ===========

      Warrants issued with financing                                $   380,306
                                                                    ===========

       Equipment acquired under capital lease                       $   145,517
                                                                    ===========

                        SIEMANN EDUCATIONAL SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


1. BASIS OF PRESENTATION AND ORGANIZATION
   --------------------------------------

The balance sheet as of September 30, 1998, the statements of operations for the three months and nine months ended September 30, 1998 and 1997, and the statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1998, and for all periods presented, have been made. The balance sheet as of September 30, 1998, and the statements of operations and cash flows for the nine months ended September 30, 1998, include additional officer compensation expense and related accrued liabilities for the first and second quarters of 1998 in the amounts of $36,000 and $45,000, respectively. The first and second quarter 1998 financial statements will be amended accordingly to include this additional expense and liability.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 10-KSB. The results of operations for the nine months ending September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

2. ACQUISITION OF SUBSIDIARY AND RELATED DEBT
   ------------------------------------------

The Company acquired Data Processing Trainers, Inc. ("DPT") on March 24, 1998, for a purchase price of $9,030,624. DPT, now a wholly-owned subsidiary of the Company, is an accredited school offering a variety of vocational training programs with two locations in Philadelphia, Pennsylvania. The majority of students are drawn from the surrounding metropolitan area.

The purchase price is comprised of: $3,940,624 in cash (including $119,564 in repurchased common stock), which was paid, less a deposit of $100,000, at the time of closing; a $4,340,000 promissory note; and $750,000 in stock. The promissory note, dated March 24, 1998, requires quarterly payments beginning in June, 1998, of $542,500 in principal plus accrued interest at 7% per annum. The note is due March 24, 2000, and is secured by a Security Agreement-Stock Pledge and a Guaranty and Security Agreement. Under the terms of the agreement, 59,782 shares of the Company's common stock valued at $119,654 were repurchased at the time of the closing by the Company for cash, leaving the balance of $750,000 to be satisfied by the Company issuing on March 24, 1999, an undetermined number of shares of non-registered common stock equivalent to a value of $750,000 based on the ten day trailing average market price at the time of the transfer.

The acquisition is being accounted for as a purchase with a substantial portion of the purchase price being allocated to goodwill. The goodwill is being amortized over forty years. The following pro forma information is presented as if the acquisition occurred at the beginning of each of the periods:

                                                          Nine Months Ended
                                                             September 30,
                                                        1998            1997
                                                     ---------       -----------
     Pro forma revenues                              $9,044,738      $7,481,801
     Pro forma net income                               222,920         257,984
     Pro forma basic earnings per share                    $.01            $.16
     Pro forma fully diluted earnings per share            $.01            $.06

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

3. COMMITMENTS
   -----------

In July, 1998, the Company signed a letter of intent with an underwriter to sell approximately 1,857,000 shares of common stock at approximately $7 per share. The sale has been temporarily suspended until 1999 due to current market conditions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by , and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 12 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

Background and Overview

Siemann Educational Systems, Inc. ("SES") operates two private for-profit post-secondary vocational schools: Denver Automotive and Diesel College ("DADC") and Data Processing Trainers, Inc. ("DPT"). DADC, located in Denver, Colorado, provides training in automotive and diesel mechanics; the school had 283 enrolled students as of September 30, 1998. The school is a "Master Certified Automotive School" by the National Automotive Technicians Education Foundation, and offers several associate degree and non-degree programs. DPT, acquired by the Company on March 24, 1998 as more fully discussed below under "Acquisitions", consists of two campuses in the Philadelphia, Pennsylvania, area providing training in the areas of computer programming, business computer applications, medical office administration, and English as a second language. DPT's two campuses had enrollment of approximately 980 students on September 30, 1998. DADC's enrollment is slightly lower than on September 30, 1997, reflecting the continuing low unemployment rate in the general economy; DPT's enrollment has remained generally constant over the past year because it has reached the limits of its current physical capacity. Both schools have long histories, dating to 1963 (DADC) and 1987 (DPT). DADC has been operated by the Company since August 31, 1997, and, as noted above, DPT was acquired by the Company in March, 1998. For the period November, 1993 to August 31, 1997, DADC was operated by an S corporation owned by the Company's current CEO and primary stockholder.

DPT's northeast Philadelphia campus has contracted for expansion space in a new location; it is anticipated that the new facilities will be occupied by DPT in January of 1999. The campus is occupying its current facility on a month-to-month basis until the move. This expansion will result in the ability to increase the student body at that campus from the current 700 to approximately 1,400. The school expects to have an additional 120 students enrolled by June of 1999. Current tuition revenue is approximately $900 per month per student. Rent expense is expected to increase by approximately $9,500 per month at the new facility.

The Company's principal sources of revenues are tuition, related fees, and book sale charges collected from its students. Both schools record tuition at the start of each academic term as deferred tuition income, a current liability. During the term, the applicable portion of deferred tuition income is recognized as revenue each month based on aggregate number of credit hours taken by students during the term. The year is divided into terms, which are determined by start dates that vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid, and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid which is attributable to the uncompleted period of the term. The Company's campuses charge tuition at varying amounts depending on both the school and the type of program and curriculum. Each of the Company's campuses typically implements one or more tuition increases annually; DADC's last increase was 5% in July of 1998, and DPT is projecting a 6-7% increase in April of 1999. For both DADC and DPT, the highest student body levels occur during the fall terms, beginning in August/September.

The Company's expenses consist of educational and facilities costs, selling and promotional expense, general and administrative expense, depreciation and amortization, and bad debt expense.

Education costs generally consist of salaries and related expenses for faculty, instructional support, academic administration, educational materials, and related expenditures. Facility costs include leasing and maintenance of campus facilities, and other building occupancy expenses.

Selling and promotional expenditures include the costs of advertising and promotional materials, as well as salaries and benefits for recruitment and marketing personnel.

General and administrative expense includes salaries and benefits of accounting, and school and corporate administration.

Depreciation and amortization consists of depreciation of purchased and capital-leased computer equipment, automotive training equipment, and furniture and fixtures. Amortization of intangible assets consists primarily of the costs of goodwill acquired in the purchase of DPT, and loan fees associated with that purchase.

Uncollectible student receivables are written off to bad debt expense on a pro-rata basis through out the year. DADC experienced a period of ineligibility for federal financial aid programs during 1996 and 1997; as a consequence, the school substantially increased the level of tuition being financed by students under installment payment plans. Bad debt expense has been approximately 4.2% and 3.9% of DADC revenues in 1998 and 1997, respectively. As of February, 1998, DADC has been reinstated in the federal student aid programs. DPT has experienced bad debts of less than 1% of revenue in 1998 and 1997.

As a result of the S Corporation status of DADC until August 31, 1997, DADC was not subject to federal and state income taxes until it was acquired by the Company. The Company's operations from September 1, 1997 to December 31, 1997 resulted in a net operating loss carry-forward of approximately $152,700 as of December 31, 1997. The tax benefit of the net operating loss was fully reserved at December 31, 1997. It is expected that net profits generated by operations of DPT from its date of acquisition will have consumed most of the loss carry-forwards during the fourth quarter of 1998, and the Company expects to record positive provisions for income taxes beginning with that quarter.

Acquisition

On March 24, 1998, the Company acquired all of the outstanding stock of DPT for a purchase price of $9,030,624, and additional direct costs of acquisition of approximately $21,900 were also capitalized; the acquisition was accounted for as a purchase. The purchase price was determined through arms-length negotiation with the independent third-party owner based on historical and projected future cash flow and earnings. DPT had minimal tangible assets, and the difference between the purchase price and the assets and liabilities assumed was recorded as goodwill. None of the purchase price was allocated to identifiable intangible assets such as leases, faculty and curriculum because little or no value was attributable to these assets. The in-force lease on the facilities at one campus terminated in October, 1998, and the facilities at the other campus have since required expansion to fully meet the needs of the number of students and staff even as of the date of acquisition. Acquired capital leases were all at market rates.

The purchase price consisted of cash payments of $3,599,192 (net of cash acquired), a $4,340,000 note payable to DPT's former owner, and $750,000 in future stock to be issued. Funds used for the acquisition were borrowed from the company's president (in the amount of $2,000,000) and a financing subsidiary of a brokerage firm (in the amount of $2,900,000). Warrants to purchase 2,008,846 shares of the Company were issued in connection with this debt. Based on the provisions of the warrant agreement, a substantial number of shares are expected to be earned back by the Company; the remaining warrants were valued and recorded at $380,306.

The  acquisition  of DPT  resulted in the  following  balance  sheet  additions:
$1,452,689 to student accounts/notes receivable, $77,857 to book and materials inventories, $308,206 to tangible fixed assets, $64,478 to prepaid and other assets, $287,021 to accounts payable, $195,150 to capital lease obligations, and $1,430,711 to deferred tuition liabilities. Cash of $341,432 was acquired, and goodwill of $8,720,752 was recorded.

As a result of the acquisition, amortization expense is expected to be approximately $218,000 annually. The loans from the shareholder and financing subsidiary are due in five years, and interest expense at 12% will approximate $588,000 annually until maturity. The note payable to the former owner of DPT carries interest of 7%; interest expense will be approximately $200,000 in 1998 and $142,000 in 1999 on this note; the note is due in full two years from the date of acquisition.

Liquidity and Capital Resources

September 30, 1998 as Compared to December 31, 1997
---------------------------------------------------

The  Company  finances  its  operating  activities  and  capital   requirements,
including  debt   repayments,   principally  from  cash  provided  by  operating
activities and borrowings on lines of credit. The Company's cash balance increased $382,800 over the period ended December 31, 1997; the increase resulted primarily from borrowings associated with the acquisition of DPT, additional borrowings on lines of credit, and cash flows from the newly-acquired operations of DPT.

Accounts receivable, net of the effects of the DPT acquisition discussed above, increased by $609,616 (29%) at DADC and by $839,921 (58%) at DPT (from the date of acquisition). The increase at DADC reflects the growth in installment credit granted to students during the temporary Title IV ineligibility period arising from the ownership change, and, primarily, normal fluctuations related to the timing of start dates. Installment loans are payable by students over a period ranging from one to five years from inception, while Title IV funds are generally collected within the current academic year. DADC's Title IV eligibility was restored as of the end of February, 1998. The receivable increase at DPT is primarily attributable to normal start date fluctuations . Deferred tuition liabilities, which represent the unearned portion of current academic year receivables, increased by $501,170 at DADC (reflecting the receivables and fall term student body increase), and by $366,195 at DPT (from the date of acquisition). The DPT increase results from normal inter-period start date timing fluctuations.

Capital expenditures unrelated to the acquisition during the period were $80,369. The Company expects to incur approximately $400,000 in leasehold improvements and other capital expenditures as a result of the planned January 1999 relocation of one of its Philadelphia campuses. A portion of the improvements are being

Cash provided by operating activities of $157,460 for the nine-month period ended September 30, 1998, primarily results from the addition of DPT operations to the Company.

Results of Operations

September 30, 1998 as Compared to September 30, 1997

The following table summarizes the Company's operating results as a percentage of net revenue for the periods indicated:

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                    1998            1997           1998       1997
                                            -------------------------------------------------------
    Net revenues                                    100.0%         100.0%         100.0%     100.0%
    Educational services and facilities              46.3%          42.0%          45.1%      44.2%
    Cost of college supplies/sales                    3.3%           4.3%           3.7%       5.5%
    Selling and promotion                            10.1%          16.3%          10.4%      17.8%
    General and administrative                       21.7%          12.2%          24.7%      13.2%
    Depreciation and amortization                     5.1%           5.0%           5.2%       5.7%
    Bad debt expense                                   .8%          11.7%           1.5%       7.0%
                                            -------------------------------------------------------
    Income from operations                           12.7%           8.5%           9.5%       6.6%
    Interest expense - net                            7.9%           3.6%           7.9%       2.2%
    Provision for income taxes                           0              0              0          0
                                            =======================================================
    Net income                                        4.8%           4.9%           1.6%       4.4%
                                            =======================================================

Total revenues. The Company's total revenues increased by $4,586,209 to $6,983,680 for the nine months ended September 30, 1998, compared to the same period of 1997. Revenues include $4,612,536 attributable to DPT's operations from the date of acquisition to September 30. DADC's nine-month revenues decreased $27,327 over the previous year due to a slight drop in student units. Revenue for the three-month period ended September 30, 1998 increased by 5% over the three-month period ended June 30, 1998.

Educational facilities and services. The educational services and facilities cost increase of $2,086,732 in 1998 over the previous year's nine-month period is all due to the inclusion of DPT's operations; DPT incurred $2,104,382 of such costs in the period. These costs were relatively constant as a percent of revenue over all periods.

Selling and promotion expense. Selling and promotion expense increased $299,902 over the previous year's nine-month period. Inclusion of DPT's expenses accounted for all but $15,970 of the increase. As a percent of revenue, these expenses decreased from 17.8% (reflecting DADC operations only) for the 1997 period to 10.4% (based on both DADC and DPT operations) for the 1998 period; DPT's expenses as a percent of revenue for 1998 year-to-date are 6%, while DADC's are approximately 18%. DADC's selling and promotion expense increased 3% for the 1998 period. The Company intends to focus on more effective utilization of marketing resources in DADC operations.

General and administrative. General and administrative expenses increased by $1,405,856 over the same period of 1997 as a result of indirect expenses incurred in conjunction with the purchase of DPT, inclusion of DPT's general and administrative expenses (accounting for $745,468 of the increase), and continuing accounting and legal expenses associated with the Company's transition to publicly-held status. These expenses as a percent of revenue increased from 13.2% in the 1997 period to 24.7% in the 1998 period. The Company expects these expenses as a percent of revenue to decrease slightly for the remainder of 1998.

Depreciation and amortization. Amortization expenses, primarily goodwill acquired in the DPT purchase, accounted for $141,940 of the $224,069 increase for the 1998 period over the 1997 period. DPT's depreciation expense was $88,621 for the 1998 period, while DADC's expense was $130,102 for the 1998 period, compared to $136,594 for the 1997 period.

Bad debt expense. Bad debt expense decreased $64,655 for the 1998 period over the 1997 period; the decrease is due solely to DADC operations, and reflects the lower percentage of student tuition funded through institutional financing in the current year. The decrease as a percent of revenue from 7% to 1.5% is the result of inclusion of DPT's lower bad debt rate.

Income from operations. Income from operations rose $505,543 over the 1997 period, reflecting the net increase from the inclusion of DPT in the Company's operating results. DPT's pre-tax income from operations as a percent of revenue was 26.9%; the Company believes the acquisition and expansion of DPT will continue to favorably affect operating results, although the costs of moving and expansion at DPT during the remainder of 1998 will amount to approximately $275,000.

Interest expense. Interest expense increased $562,879 over the 1997 period, attributable to acquisition and operations borrowings; the use of loan proceeds to finance operations was required due to the period of temporary ineligibility for Title IV funds associated with the ownership change during the first and a portion of the second quarter.

Net income. Net income increased slightly, from $106,432 in the 1997 period to $112,418 in the 1998 period. This period includes only six months of DPT operations from the March 24, 1998, date of acquisition. DADC net income decreased approximately $113,600 over the same period of 1997 due to lower revenues and higher expenses in the selling/promotion and general and administrative categories. Weighted number of shares outstanding reflects a substantial increase from December 31, 1997, due to the issuances of shares in connection with the conversion from privately-held to publicly-held status, and issuances in conjunction with acquisition financing.

Year 2000. The Company is actively exploring with its current software providers the extent and cost of any measures that may be required to address Year 2000 problems. The Company uses primarily off-the-shelf student record-keeping and accounting software in its operations both these systems are currently under review as to possible replacement within the next year. As a result, the Company will have the opportunity to assure Year 2000 compliance for these systems prior to purchase and installation. The Company intends to test its hardware systems for Year 2000 recognition ability within the next six months.

Special Note Regarding Forward-Looking Statements. This Form 10Q contains certain statements which reflect the Company's expectations regarding its future growth, results of operations, performance, and business prospects and opportunities. Wherever possible, words such as "anticipate", "believe", "plan", "expect", and similar expressions have been used to identify these "forward-looking" statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include implementation of the
Company's operating and growth strategy, risks inherent in operating private for-profit post-secondary education institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and the Company's ability to successfully integrate its acquired institutions, attract and retain students at its institutions, meet regulatory and accrediting agency requirements, compete with other institutions in its industry, and attract and retain key employees and faculty. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                                     PART II

Item 1.  LEGAL PROCEEDINGS.

None.

Item 2.  CHANGE IN SECURITIES

None.

Item 3.  DEFAULTS ON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).  Exhibit No.          Description
               -----------          -----------

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