Form 10KSB
period 1998-12-31
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1999-04-16
CIK 824606

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal  year  ended  December  31,  1998 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

 For the  transition  period from  _______________  to  ________________

Commission File No. 33-18174


                        SIEMANN EDUCATIONAL SYSTEMS, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          Colorado                                         84-1067172
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


405 South Platte River Drive
Denver, Colorado                                              80203
----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number:  (303) 733-9673

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

     As of March 31, 1999, 4,207,702 shares of the Registrant's no par value Common Stock were outstanding. As of March 31, 1999, the market value of the Registrant's no par value Common Stock, excluding shares held by affiliates, was $2,155,404 based upon a closing bid price of $2.00 per share of Common Stock on the Electronic Bulletin Board ("EBB").

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ X ]

     The Registrant's revenues for its most recent fiscal year were $10,080,201.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

Introduction

     Since August 1997 the Company has owned and operated the Denver Automotive & Diesel College ("DADC"), a for-profit, post-secondary education college which trains its students to be automotive and diesel mechanics and technicians. In March 1998, the Company acquired Data Processing Training Co., ("DPT") for $9,036,624 comprised of $3,599,102 (net of cash acquired) in cash, a promissory note in the amount of $4,340,000 bearing interest at 7% per annum payable in installments through April 15, 2000, and the balance of $750,000 in Common Stock of the Company issued and valued as of March 24, 1999. DPT provides post-secondary education in computer programming, business computer applications, medical office administration and English as a second language. Unless otherwise indicated, the description of the Company's business and operations throughout this Report refers to the combined operations of DADC and DPT.

     The Company annually provides diversified career-oriented, post-secondary education to approximately 1,780 students through DADC (training approximately 400 students) and DPT (training approximately 1,380 students). The Company's schools offer programs designed to provide students with the knowledge and skills necessary to qualify them for entry level employment in the fields of automotive and diesel mechanics, computer programming and applications and medical office administration.

History of the Company

     The Company was incorporated in the state of Colorado in 1987 under the name Chartwell Cable Fund, Inc. to acquire, develop and operate cable television systems. The Company conducted an initial public offering of its securities in January 1988, which resulted in net proceeds of approximately $800,000. In 1994, after suffering continuing losses from operations, the Company sold its remaining assets for nominal consideration and ceased operations. In August 1997 the Company issued 2,250,000 shares of its Common Stock to Paul T. Siemann ("Siemann") and 500,000 shares to CBAS, Inc. ("CBAS") for $.001 per share and subsequently issued an additional 400,000 shares to acquire all of the outstanding stock of Siemann Educational Systems, Inc. ("SES"), the owner of DADC, a company owned and controlled by Siemann. In September 1997 the Company changed its name to Siemann Educational Systems, Inc., and a new Board of Directors was elected comprised of Siemann, Joseph R. Chalupa, the school director of DADC, and Barbara S. Siemann. In August and September 1997, the Company sold an aggregate of 100,000 shares for $2.00 per share, and in December 1998, the Company sold an aggregate of 103,750 shares for $4.00 per share. See "Management."

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

Programs of Study

     The Company's programs are intended to provide students with the specific knowledge and job skills required to prepare them for entry-level positions in a chosen career field. The automotive and diesel programs at DADC are designed to prepare students for occupations associated with the automotive and diesel repair industries. The computer and medical programs at DPT train students in computer programming and business computer applications (such as spreadsheets and word processing) and medical office administration (such as medical record-keeping and billing). DPT also offers English as a second language to improve students' ability to communicate in English, thereby assisting the student in completing his or her future course of study at the school. As of August 1997, tuition and fees for an entire program for a new student entering one of the DADC or DPT programs ranged from a high of $22,000 for a 30-month program to a low of $2,950 for a seven and one-half-month program.

     As of December 31, 1998, approximately 316 students were enrolled at DADC and approximately 980 students were enrolled at DPT. All of the Company's programs are designed to prepare graduates to perform effectively in a variety of entry-level positions by providing the student with practical experience both in the classroom and in the field.

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

Admission, Retention and Graduate Placement

     In order to apply for admission to any of the Company's programs, a candidate is required to have a high school diploma, a recognized equivalent or pass an admissions test specifically approved by the Department of Education. At December 1998, substantially all of the students were high school graduates or held recognized equivalent certification. Approximately 40% of enrolled students were under 20 years of age and 70% of the students were men.

     In an attempt to minimize student withdrawals prior to the completion of their program, the schools provide staff and other resources to assist and advise students regarding academic and financial matters and employment. The schools also provide tutoring and encourage help sessions between individual students and instructors when students are experiencing academic difficulties. For those students who were scheduled to graduate in calendar year 1997, approximately 80% completed their course of study. The Company is obligated to provide refunds to those students who withdraw from school prior to completion of the program based on formulas required by applicable accrediting agencies or by state and federal regulations.

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

Faculty

     Faculty members are hired locally in accordance with criteria established by the school, applicable accreditation organizations and applicable state regulatory authorities. Members of a school's faculty are hired based on academic and vocational training background, prior educational experience and prior work experience. A significant portion of the Company's faculty were previously employed in fields related to their area of instruction. The Company believes that such faculty members provide a "real world" perspective to its students. As of December 31, 1997, DADC and DPT employed approximately 20 and 25 full-time faculty members, respectively (defined as those faculty members spending at least 37 hours per week teaching classes at the Company's schools), and 0 and 72 part-time faculty members, respectively.

Administration and Employees

     The Company's two schools are each managed by a school director. Additionally, the staff of each school includes a director of placement, a financial aid administrator and a director or assistant director of admissions. As of December 31, 1998, DADC and DPT employed approximately 49 and 98 full-time employees, respectively. The Company's employees are not represented by a labor union or subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are satisfactory.

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

Financial Aid and Regulation; Title IV Student Financial Assistance Programs

         A substantial majority of the students attending the Company's schools finance all or a part of their education through grants or loans under Title IV Programs. Revenues from Title IV funding provide most of DADC's and DPT's tuition revenues (aggregating approximately 63% of cash receipts in fiscal
1998). The maximum amount of a student's available Title IV program assistance is generally based on the student's financial need. The Company determines a student's financial need based on the national standard need analysis system established by the HEA. If there is a difference between the amount of Title IV program funding a student is entitled to receive (combined with other outside assistance) and the student's tuition, the student is responsible for the difference, which may be funded by loans from the Company directly to the student. Such loans, if advanced, generally require the students to make payments on the loan commencing when the loan is received.

     Students at the Company's two schools may participate in the following Title IV Programs:

     Pell and FSEOG Grants. The Federal Pell Grant Program provides for grants to help financially needy undergraduate students meet the costs of their post-secondary education. The amount of an eligible student's Pell grant award currently ranges from $400 to $3,000 annually, depending on the student's financial need, as determined by a formula set by the HEA and the Regulations. The HEA guarantees that all of the eligible students at a school receive Pell grants in the amounts to which they are entitled. In 1998, the average Pell award per student enrolled in DADC and DPT was approximately $2,204. Pell grants to students represented approximately $2,995,252, or 30.9% of the Company's revenues in 1998.

     The Federal Supplemental Educational Opportunity Grant program ("FSEOG") provides for awards to exceptionally needy undergraduate students. The amount of an FSEOG award currently ranges from $100 to $4,000, depending upon the student's financial need and the availability of funds. In fiscal 1996, the average FSEOG award to students enrolled in the Company's two schools receiving such grants was $400. The Company, or another outside source, is required to make a 25% matching contribution for FSEOG program funds it disburses. The Company made matching contributions of approximately $42,964 in 1997. FSEOG awards made to the Company's students (net of matching contributions) amounted to approximately $128,802 and represented approximately 1-3% of the Company's revenues in 1997.

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

     DPT has not had a Cohort Default Rates of 25% in any of the three consecutive federal fiscal years ending 1994. DADC had default rates of 44% (in
1991), 31% (in 1992) and 26% (in 1993), and accordingly, lost its certification to participate in the Stafford Loan program. DADC applied for recertification to participate in the Stafford Loan program and its application has been approved. Accordingly, DADC is now participating in the program. DADC's published Cohort Default Rate for 1995 and preliminary published Cohort Default Rate for 1996 are below regulatory requirements. The Company believes that neither of its two schools is currently vulnerable to any other termination of Title IV eligibility or programs based on three consecutive years of excess default rates.

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

     The 90/10 Rule. The "90/10" rule, which applies to for-profit institutions such as DADC and DPT, became applicable to the Company's schools beginning with the fiscal year ending March 31, 1996. The rule requires that no more than 90% of the school's applicable cash receipts may be derived from Title IV Programs. A school whose annual certified financial statement or Title IV compliance audit report to the Department of Education does not reflect compliance with the 90/10 rule is subject to immediate termination of its Title IV eligibility. The Company believes that DADC and DPT are in compliance with the 90/10 rule.

     Change in Control. Upon a change in ownership resulting in a change in control of the Company or any of its schools as defined in the HEA and Regulations, either the Company or its schools, as applicable, would lose its eligibility to participate in Title IV Programs for an indeterminate period of time during which it applies to regain eligibility. A change of control also could have significant regulatory consequences for the Company at the state level and could affect the accreditation of the Company's schools. If the corporation is not publicly-traded, the Regulations provide that a change in ownership resulting in a change of control occurs when a person's legal or beneficial ownership either rises above or falls below 25% of the voting stock of the corporation and that person gains or loses control of the corporation. The Company's purchase of DPT constituted a change in control of DPT, and accordingly, DPT has lost its eligibility and will be unable to participate in Title IV Programs until it is recertified.

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

     All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE's recertification process and also annually as each institution submits its audited financial statements to the DOE. Under standards in effect prior to July 1, 1998, each institution was required to demonstrate an acid test ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1:1 at the end of each fiscal year. Another standard required that each institution have a positive tangible net worth at the end of each fiscal year. A third standard prohibited any institution from having a cumulative net operating loss during its two most recent fiscal years that resulted in a decline of more than 10% of that institution's tangible net worth as measured at the beginning of that two-year period. The DOE may measure an institution's financial responsibility on the basis of the financial statements of the institution itself or the financial statements of the institution's parent company and may also consider the financial condition of any other entity related to the institution.

     In November 1997, the DOE published new regulations regarding financial responsibility that took effect on July 1, 1998. The regulations provide a transition year alternative which will permit institutions to have their financial responsibility for the 1998 fiscal year measured on the basis of either the new regulations or the previous regulations, whichever are more favorable to the Company. Under the new regulations, the DOE will calculate three financial ratios for an institution, an equity ratio, a primary reserve ratio, and a net income ratio, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval (which is a score of 1.5) but above a designated threshold level (the "Intermediate Zone", which is 1.0 to 1.4), such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution's composite score falls below the minimum threshold level of 1.0 or is in the Intermediate Zone for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE. The Company does not believe that these new regulations will have a material effect on the Company's compliance with the DOE's financial responsibility standards.

     An institution that is determined by the DOE not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year's funds if the institution also agrees to provisional certification and to transfer to the reimbursement or cash monitoring system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE. Alternatively, an institution may demonstrate, with the support of a statement from a certified public accountant and other information specified in the regulations, that it was previously in compliance with the numeric standards and that its continued operation is not jeopardized by its financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases 81,500 square feet for its DADC facilities from Paul T. Siemann, its Chief Executive Officer and a director, for $15,000 per month pursuant to a lease which expires in August 2000. The Company believes that the terms of the two leases are fair, reasonable and consistent with the terms of leases which the Company could enter into with nonaffiliated third parties. DPT leases an aggregate of approximately 51,300 square feet for office space and school facilities for $42,580 per month under two leases which expire in December 2003 and in May 2009.

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

                                                               Closing Price
                                                             -----------------
By Quarter Ended:                                            High          Low
-----------------                                            ----          ---

December 31, 1998............................................ 3.75          .71
September 30, 1998............................................3.50         1.50
June 30, 1998.................................................4.50         1.88
March 31, 1998............................................... 3.85         2.75
December 31, 1997.............................................3.82         2.25
September 30, 1997............................................None         None
June 30, 1997.................................................None         None
March 31, 1997................................................None         None

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

The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by , and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" for a discussion of risks and uncertainties that could cause or contribute to such material differences.

Background and Overview

Siemann Educational Systems, Inc. ("SES") operates two private for-profit post-secondary vocational schools: Denver Automotive and Diesel College ("DADC") and Data Processing Trainers, Inc. ("DPT"). DADC, located in Denver, Colorado, provides training in automotive and diesel mechanics; the school had 316 enrolled students as of December 31, 1998. The school is a "Master Certified Automotive School" by the National Automotive Technicians Education Foundation, and offers several associate degree and non-degree programs. DPT, acquired by the Company on March 24, 1998 as more fully discussed below under "Acquisitions", consists of two campuses in the Philadelphia, Pennsylvania, area providing training in the areas of computer programming, business computer applications, medical office administration, and English as a second language. DPT's two campuses had enrollment of approximately 980 students on December 31, 1998. DADC's enrollment is slightly higher than on December 31, 1997, reflecting the continuing low unemployment rate in the general economy of the area; DPT's enrollment has also remained generally constant over the past year because it had reached the limits of its current physical capacity until the January 1999 expansion discussed below. Both schools have long histories, dating to 1963
(DADC) and 1987 (DPT). DADC has been operated by the Company since August 31, 1997, and, as noted above, DPT was acquired by the Company in March, 1998. For the period November, 1993 to August 31, 1997, DADC was operated by an S corporation owned by the Company's current CEO and primary stockholder.

DPT's northeast Philadelphia campus has contracted for expansion space in a new location; the new facilities were occupied by DPT in January of 1999. The campus was occupying its current facility on a month-to-month basis until the move. This expansion will result in the ability to increase the student body at that campus from the current 700 to approximately 1,400. The school expects to have an additional 120 students enrolled by June of 1999. Current tuition revenue is approximately $900 per month per student. Rent expense will increase by approximately $9,500 per month at the new facility after April of 1999.

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

Uncollectible student receivables are written off to bad debt expense on a pro-rata basis through out the year. DADC experienced a period of ineligibility for federal financial aid programs during 1996 and 1997; as a consequence, the school substantially increased the level of tuition being financed by students under installment payment plans. Bad debt expense has been approximately 4% of DADC revenues in 1998 and 1997. DPT has experienced bad debts of less than 1% of revenue in 1998 and 1997.

As a result of the S Corporation status of DADC until August 31, 1997, DADC was not subject to federal and state income taxes until it was acquired by the Company. The Company's operations from September 1, 1997 to December 31, 1997 resulted in a net operating loss carry-forward of approximately $118,000 as of December 31, 1997. The tax benefit of the net operating loss was fully reserved at December 31, 1997. DPT is subject on an individual company basis to state and city income and business privilege taxes.

Acquisition

On March 24, 1998, the Company acquired all of the outstanding stock of DPT for a purchase price of $9,030,624, and additional direct costs of acquisition of approximately $21,900 were also capitalized; the acquisition was accounted for as a purchase. The purchase price was determined through arms-length negotiation with the independent third-party owner based on historical and projected future cash flow and earnings. DPT had minimal tangible assets, and the difference between the purchase price and the assets and liabilities assumed was recorded primarily as goodwill (82%) and trade name (11%); the balance was attributed to student contracts, curriculum and non-compete covenant.

The purchase price consisted of cash payments of $3,599,192 (net of cash acquired), a $4,340,000 note payable to DPT's former owner, and $750,000 in future stock to be issued. Funds used for the acquisition were borrowed from the company's president (in the amount of $2,000,000) and a financing subsidiary of a brokerage firm (in the amount of $2,900,000). Warrants to purchase 2,000,846 shares of the Company were issued in connection with this debt; the warrants were valued and recorded at $460,195.

The  acquisition  of DPT  resulted in the  following  balance  sheet  additions:
$1,452,689 to student accounts/notes receivable, $77,857 to book and materials inventories, $308,206 to tangible fixed assets, $64,478 to prepaid and other assets, $287,021 to accounts payable, $195,150 to capital lease obligations, and $1,430,711 to deferred tuition liabilities. Cash of $341,432 was acquired, and goodwill and other intangible assets of $8,720,752 were recorded.

As a  result  of  the  acquisition,  amortization  expense  is  expected  to  be approximately $255,000 annually for the years 1999 through 2002, and approximately $215,000 thereafter through the 40-year goodwill amortization period . The loans from the shareholder and financing subsidiary are due in five years, and interest expense at 12% will approximate $588,000 annually until maturity. The note payable to the former owner of DPT carries interest of 7%; interest expense was approximately $203,000 in 1998 and will be approximately $142,000 in 1999 on this note. Principal payments are being made quarterly through March 24, 2000 to retire the debt.

Liquidity and Capital Resources
-------------------------------

December 31, 1998 as Compared to December 31, 1997

The  Company  finances  its  operating  activities  and  capital   requirements,
including  debt   repayments,   principally  from  cash  provided  by  operating
activities and borrowings on lines of credit. The Company's cash balance increased $1,017,090 over the year ended December 31, 1997; the increase resulted primarily from borrowings associated with the acquisition of DPT, additional borrowings on lines of credit, and cash flows from the newly-acquired operations of DPT.

Accounts and installment notes receivable, net of the effects of the DPT acquisition discussed above, decreased slightly by $36,000 at DADC, and increased slightly by approximately $51,000 at DPT (from the date of acquisition); both reflect the relatively insignificant change in size of the student body over the year. Installment loans are payable by students over a period ranging from one to five years from inception, while Title IV funds are generally collected within the current academic year. Deferred tuition liabilities, which represent the unearned portion of current academic year receivables, decreased by $118,961 at DADC, and by $127,093 at DPT (from the date of acquisition). The changes result from normal inter-period start date timing fluctuations.

Capital expenditures unrelated to the acquisition during the year were approximately $400,000. The Company expects to incur approximately $900,000 in leasehold improvements and other capital expenditures as a result of the January 1999 relocation of one of its Philadelphia campuses.

Cash provided by operating activities of $365,000 for the year ended December 31, 1998, primarily results from the addition of DPT operations to the Company; cash used by operations was $(961,937) in 1997.

December 31, 1997 as Compared to December 31, 1996

In 1997, the Company operated only DADC, and, consequently, the discussion below is abbreviated, and differs in format from that presented for the current period.

During 1997, the Company's cash balance decreased $293,156 from the 1996 amounts. However, at December 31, 1997, current assets increased $685,065 over 1996 current assets, an increase of 57.4%. The increase in current assets was largely due to an increase in short-term student accounts and notes receivable. Compared to prior years, a substantial portion of the student accounts and notes receivable were institutional and held by the school rather than being government granted or based. This change occurred because DADC lost its eligibility for government Title IV funding and grants in 1996 due to the previous owner's failure to comply with certain financial responsibility ratios. The Title IV funding and grants were restored in November 1997. Nevertheless, the 1997 receivables increased $913,560 over 1996. However, the allowance for uncollectible receivables also increased by $130,331 and the bad debt expense increased from $81,020 in 1996 to $138,353 in 1997. To insure future cash and hedge against uncollectible student receivables, in addition to notes receivable from a stockholder, the Company sold a number of student notes receivable (long-term portion only) to another stockholder for $200,000. (In 1998, those receivables were sold to an unrelated party). The Company's president increased his borrowings from the Company by $156,300 over 1996. The total amount due from the President was payable within one year, and was fully repaid by the end of 1998.

Property and equipment decreased $164,725 from 1996 due to depreciation expense of $176,276 after purchases of property and equipment of $11,551. Also during 1997, the Company initiated the acquisition of DPT, which is more fully discussed above. Overall, total assets increased $1,068,101, or 50%, from 1996. During 1997, the Company's accounts payable and accrued liabilities remained relatively constant compared to 1996. However, total current liabilities increased $604,570 over 1996 current liabilities, an increase of 53%. The increase in current liabilities is largely due to the increase in deferred tuition income and current maturities of long-term debt. Deferred tuition income increased $153,538 over 1996 due to normal student enrollment and timing fluctuations. Current and long-term maturities of debt increased $840,507 over 1996 due to reduced cash flow created by the loss of Title IV funding discussed above. Notes payable to a stockholder decreased by $36,405. The Company incurred a total liability of $123,936 in 1997 payable to the owner of DPT, which consisted of $61,968 directly payable in cash and $61,968 to repurchase common stock. Finally, student refunds and credit balances decreased $122,263 from 1996 due to normal fluctuations.

During 1997, the Company's current assets exceeded current liabilities by $142,977, giving the Company a current ratio of 1.08:1.

Rent payable, a non-current liability, increased $132,902 over 1996 due to the accrual of one year's rent less a payment of $22,000. This was based on an agreement with the owner of the building, who is also the President of the Company, to defer the payment of rent with interest until the school's cash flow improves. This liability, plus additional accrued interest, remained on the books at the end of 1998.

Common stock increased $339,598 over 1996, due to the reorganization of the Company in a reverse acquisition and the issuance of additional stock on August 31, 1997. Additional paid-in capital decreased from $618,646 to $88,706 in 1997 because of the elimination of the accumulated deficit against paid-in capital when the reorganization occurred.

Results of Operations
---------------------

1998 as Compared to 1997

The following table summarizes the Company's operating results as a percentage of net revenue for the periods indicated:

                                           Twelve Months Ended December 31,
                                                 1998             1997
                                           --------------------------------
   Net revenues                                  100.0            100.0
   Educational services and facilities           (48.7)           (35.6)
   Cost of college supplies/sales                 (3.9)            (5.9)
   Selling and promotion                         (11.8)           (17.2)
   General and administrative                    (23.2)           (29.7)
   Depreciation and amortization                  (6.7)            (6.0)
   Bad debt expense                               (1.6)            (4.5)
                                           -------------------------------
   Income from operations                          4.1              1.1
   Interest expense - net                         (8.5)            (2.2)
   Provision for income taxes                     (1.0)             --
                                           -------------------------------
   Net income                                     (5.4)            (1.1)
                                           ================================


     Total revenues. The Company's total revenues (exclusive of interest income) increased by $7,029,367 to $10,080,291 for the year ended December 31, 1998 over the year ended December 31, 1997. Revenues include $6,902,272 attributable to DPT's operations from the date of acquisition to December 31, 1998. DADC's revenues increased $110,522 over the previous year due to a slight increase in student units.

Educational facilities and services. The educational services and facilities cost increase of $3,825,306 in 1998 over the previous year is primarily due to the inclusion of DPT's operations; DPT incurred $3,693,044 of such costs in the period. DADC's expenses increased by $132,261, or 12.2%, for 1998 over 1997.

Selling and promotion expense. Selling and promotion expense increased $665,243 over the previous year. Inclusion of DPT's expenses accounted for $551,356 of the increase, while DADC's expenses increased by $113,887 (22%). As a percent of revenue, these expenses decreased from 17.2% (reflecting DADC operations only) for 1997 to 11.8% (based on both DADC and DPT operations) for the 1998 period; DPT's expenses as a percent of revenue for 1998 are 8%, while DADC's are approximately 20%. The Company intends to focus on more effective utilization of marketing resources in DADC operations.

General and administrative. General and administrative expenses increased by $1,437,751 over 1997 as a result of indirect expenses incurred in conjunction with the purchase of DPT, inclusion of DPT's general and administrative expenses, and continuing accounting and legal expenses associated with the Company's transition to publicly-held status. These expenses as a percent of revenue decreased from 29.7% in 1997 to 23.2% in 1998. The Company expects these expenses as a percent of revenue to decrease in 1999.

Depreciation and amortization. Amortization expenses, primarily goodwill and other intangible assets acquired in the DPT purchase, accounted for $405,396 of the $487,820 increase for 1998 over 1997. DPT's depreciation expense was $126,012 for 1998, while DADC's 1998 expense was $103,522, compared to $184,347 for 1997.

Bad debt expense. Bad debt expense increased $19,796 for 1998 over 1997; inclusion of DPT's amounts accounted for all but $7,781 of the increase. The decrease as a percent of revenue from 4.4% to 1.6% is the result of inclusion of DPT's lower bad debt rate in the average.

Income from operations. Income from operations increased by $383,724 over 1997. DPT's income from operations of $419,198 as a percent of revenue was approximately 6%, while DADC's was approximately 1%; the Company believes the acquisition and expansion of DPT will favorably affect future operating results, although the costs of moving and expansion at DPT during 1999 will hamper this to some extent.

Interest expense. Interest expense increased $850,626 over 1997, attributable primarily to acquisition borrowings.

Net loss. The Company's net loss for 1998 of $550,828 reflects the substantial interest and amortization costs associated with the acquisition of DPT, which was financed primarily with debt, and which involved a cost substantially in excess of the tangible assets purchased. Weighted number of shares outstanding reflects a substantial increase from December 1997, due to the issuances of shares in connection with the conversion from privately-held to publicly-held status, and issuances in conjunction with acquisition financing.

Year 2000. The Company relies on internal computer systems for accounting and student record-keeping purposes, and, in the case of DPT, for provision of training to students. DADC is in the process of installing new computer hardware that has been determined to be Year 2000 compliant by the vendor; the replacement would have been necessary without Year 2000 issues, and the cost is consequently not directly related to Year 2000 compliance. Its student record-keeping system software has been upgraded by the vendor to Year 2000 compliance, and will be installed on the new hardware. The accounting system will also be upgraded during 1999; however, the system is off-the-shelf, inexpensive, and readily available, and will not require significant advance time or cost for installation or conversion. DPT's MIS managers and programmers regularly update the software and hardware utilized for student training, and believe the systems are currently Year 2000 compliant. DPT primarily uses standard off-the-shelf spreadsheet software for student record-keeping purposes, and will purchase a newer version at minor cost shortly if the current version is determined not to be reliable. DPT has recently purchased and installed accounting software that the vendor has confirmed is Year 2000 compliant.

The Company has initiated formal communications with all of its significant systems providers to determine the extent to which the Company is vulnerable to third parties' failure to remediate their Year 2000 issues. The primary third-party computer systems on which the Company relies are student loan processing and record-keeping, payroll processing, and banking. All of the Company's service providers in those areas have been contacted, and, with the exception of a required upgrade in payroll processing software which the Company will implement in the next six months, all have responded with written documentation to the Company that the systems they are using externally or have provided to the Company are Year 2000 compliant.

1997 as Compared to 1996

Although student receivable amounts increased during 1997, and despite a 12% increase in tuition in 1997, tuition revenue decreased in 1997. The decrease reflected a 5% decline in the number of students from approximately 335 in 1996 to 320 in 1997. The decline in tuition revenue and students in 1997 was also a result of the unavailability of Stafford loans, which began in 1996. College supply and cafeteria sales decreased from 1996 due to a reduction in the number of textbooks required to be purchased by students, and a decrease in cafeteria sales. The related costs of these sales decreased as well by $26,241. Contributed materials also decreased from 1996, since no materials or vehicles were contributed in 1997. Other income increased $55,891 due primarily to increased interest income from institutional student loans. Overall, total revenues decreased $86,673 (3%) from 1996.

Educational services and facilities expense decreased $82,436 from 1996 due to a greater focus on controlling costs. Selling and promotion decreased $70,637 from 1996 for the same reason. However, general and administrative expenses increased over 1996 by $81,960 due to additional corporate costs of being a public company following the reverse acquisition discussed above. Consequently, income from operations decreased $48,109 (46%) from 1996.

Interest expense increased $65,789 due to the significant rise in debt. Overall, the Company sustained a net loss in 1997 of $34,716, as opposed to net income of $79,182 in 1996.

Special Note Regarding Forward-Looking Statements. This Form 10K contains certain statements which reflect the Company's expectations regarding its future growth, results of operations, performance, and business prospects and opportunities. Wherever possible, words such as "anticipate", "believe", "plan", "expect", and similar expressions have been used to identify these "forward-looking" statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include implementation of the
Company's operating and growth strategy, risks inherent in operating private for-profit post-secondary education institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and the Company's ability to successfully integrate its acquired institutions, attract and retain students at its institutions, meet regulatory and accrediting agency requirements, compete with other institutions in its industry, and attract and retain key employees and faculty. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1997

                               TABLE OF CONTENTS
                               -----------------



                                                                    Page
                                                                    ----

Independent Auditors' Report                                           1

Consolidated Balance Sheets                                        2 - 3

Consolidated Statements of Operations                                  4

Consolidated Statements of Stockholders' Equity                        5

Consolidated Statements of Cash Flows                              6 - 8

Notes to Financial Statements                                     9 - 40

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
 and Stockholders
Siemann Educational  Systems,  Inc. and Subsidiaries
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Siemann Educational Systems, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siemann Educational Systems, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of operations and cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.




                                              GORDON, HUGHES & BANKS, LLP

Englewood, Colorado
March 26, 1999


                          SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                   AS OF DECEMBER 31, 1998 AND 1997


                                               Assets
                                                                                1998                  1997
                                                                             -----------           ----------
Current assets:
    Cash                                                                     $ 1,035,920           $    18,830
    Student accounts receivable, less allowance for doubtful
          accounts of $57,474 and $137,213                                     2,075,759               657,814
    Students notes receivable, less allowance for doubtful
          accounts of $65,769 and $60,543                                        811,150               746,693
    Receivable - related party                                                    12,149                  --
    Note receivable - stockholder  (Note 4)                                         --                 216,300
    Receivable - other (Note 3)                                                  175,000                  --
    Inventory                                                                    105,634                 7,392
    Prepaid and other                                                             63,944                31,401
                                                                             -----------           -----------
          Total current assets                                                 4,279,556             1,678,430
Student accounts and notes receivable, long-term portion,
    less allowance for doubtful accounts of $55,370 and $62,926                  704,026               718,275
Note receivable - related party (Note 3)                                            --                 200,000
Property and equipment, net of accumulated depreciation                          794,534               284,774
Intangible assets, net of accumulated amortization (Note 1)                    8,316,398                  --
Investment in acquisition of business (Note 2)                                      --                 223,936
Deferred financing costs, net of accumulated
    amortization of $26,820  and $-0-                                            148,096                  --
Perkins matching funds                                                            70,000                70,000
Other                                                                             46,593                25,597
                                                                             -----------           -----------
Total assets                                                                 $14,359,203           $ 3,201,012
                                                                             ===========           ===========


See notes to financial statements                                                                       Page 2

                          SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                   AS OF DECEMBER 31, 1998 AND 1997
                                             (CONTINUED)

                                  Liabilities and Stockholders' Equity

                                                                             1998                    1997
                                                                         ------------            ------------
Current liabilities:
    Accounts payable                                                     $    427,502            $    123,449
    Student refunds payable and credit balances                                31,927                  21,061
    Payable to owner of business to be acquired                                  --                    61,968
    Accrued liabilities                                                       472,022                 133,321
    Income taxes payable (Note 12)                                             68,434                    --
    Deferred tuition income                                                 2,056,196                 871,537
    Common stock repurchase commitment                                        415,000                  61,968
    Current maturities of capital leases                                      168,290                   3,600
    Current maturities of long-term debt, net of discount                   3,299,735                 458,549
                                                                         ------------            ------------
          Total current liabilities                                         6,939,106               1,735,453

Rent payable, related party (Note 10)                                         140,401                 132,902
Capital leases, net of current maturities                                     218,229                   4,800
Long-term debt, net of current maturities & discount (Note 6)               3,781,921                 600,930
Note payable - stockholder, net of discount (Note7)                         2,178,676                 355,307
                                                                         ------------            ------------
          Total liabilities                                                13,258,333               2,829,392
                                                                         ------------            ------------

Redeemable warrant (Note 9)                                                   361,635                    --

Stockholders' equity:
    Preferred stock, $.10 par value, 10,000,000 shares
       authorized, none outstanding                                              --                      --
    Common stock, $.10 par value, 100,000,000 shares
       authorized, 3,868,750 (1998) and 3,795,984
       (1997) shares issued and outstanding                                   386,875                 379,598
    Additional paid-in capital                                              1,352,904                  88,706
    Common stock repurchase commitment                                       (415,000)                (61,968)
    Accumulated (deficit)                                                    (585,544)                (34,716)
                                                                         ------------            ------------
          Total stockholders' equity                                          739,235                 371,620
                                                                         ------------            ------------
Total liabilities and stockholders' equity                               $ 14,359,203            $  3,201,012
                                                                         ============            ============



See notes to financial statements                                                                      Page 3

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                     1998            1997
                                                 ------------    ------------
Revenue:
      Tuition and fee revenue, net
       of refunds                                $  9,684,294    $  2,771,522
      College supply and cafeteria sales              286,514         164,339
      Other                                           109,483         115,063
                                                 ------------    ------------
         Total revenues                            10,080,291       3,050,924
                                                 ------------    ------------

Operating expenses:
      Educational services and facilities           4,909,691       1,084,385
      Cost of college supplies and
       cafeteria sales                                390,405         180,679
      Selling and promotion                         1,189,999         524,756
      General and administrative                    2,344,650         906,898
      Depreciation and amortization                   672,167         184,347
      Bad debt expense                                158,149         138,353
                                                 ------------    ------------
         Total operating expenses                   9,665,061       3,019,418
                                                 ------------    ------------

Income from operations                                415,230          31,506

Other income (expense)
      Interest income                                  80,228          24,869
      Interest (expense)                             (941,717)        (91,091)
                                                 ------------    ------------
      (Loss) before income taxes                     (446,259)        (34,716)

Provision for income taxes                            104,569            --
                                                 ------------    ------------

Net (loss)                                       $   (550,828)   $    (34,716)
                                                 ============    ============

Net (loss) per common share
      Basic and fully diluted                    $      (0.15)   $      (0.02)
                                                 ============    ============

Weighted number of common shares outstanding
      Basic and fully diluted                       3,769,684       2,185,600
                                                 ============    ============

See notes to financial statements                                         Page 4

                                SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                            Additional      Stock                          Total
                                                      Common Stock            Paid-In      Repurchase    Accumulated   Stockholders'
                                                 Shares        Amount         Capital      Commitment      (Deficit)      Equity
                                                 ------        ------         -------      ----------      ---------      ------

Balances, December 31, 1996                      400,000    $    40,000    $   618,646    $      --      $  (232,540)   $   426,106

Distribution to owner                               --             --         (216,520)          --             --         (216,520)
Sale of common stock to related party
  ($.001 per share)                            2,250,000        225,000       (222,750)          --             --            2,250
Sale of common stock to related party
  ($.001 per share)                              500,000         50,000        (49,500)          --             --              500
Sale of common stock and warrants ($2.00
   per share) net of commission of $5,000         50,000          5,000         95,000           --             --           95,000
Reorganization of the Company at 8/31/97         500,000         50,000       (282,540)          --          232,540           --
Sale of common stock and warrants ($2.00
  per share) net of commission of $5,000          50,000          5,000         85,000           --             --           95,000
Issuance of common stock for services to
  consultant ($.267 per share)                    15,000          1,500          2,500           --             --            4,000
Issuance of common stock ($2.00
  per share) to acquire business                  30,984          3,098         58,870           --             --           61,968
Common stock repurchase commitment                  --             --             --          (61,968)          --          (61,968)
Net (loss)                                          --             --             --             --          (34,716)       (34,716)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1997                    3,795,984        379,598         88,706        (61,968)       (34,716)       371,620

Issuance of common stock ($2.00
  per share) to acquire business                  17,204          1,720         32,688        (34,408)          --             --
Redemption of stock                              (48,188)        (4,818)       (91,558)        96,376           --             --
Issuance of warrants to president and
     majority stockholder                           --             --          168,443           --             --          168,443
Sale of common stock ($4.00 per share)           103,750         10,375        404,625           --             --          415,000
Common stock repurchase commitment                  --             --             --         (415,000)          --         (415,000)
Common stock to be issued                           --             --          750,000           --             --          750,000
Net (loss)                                          --             --             --             --         (550,828)      (550,828)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1998                    3,868,750    $   386,875    $ 1,352,904    $  (415,000)   $  (585,544)   $   739,235
                                             ===========    ===========    ===========    ===========    ===========    ===========


See notes to financial statements                                                                                            Page 5


                               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                   1998                    1997
                                                                                -----------            -----------
Cash flows from operating activities:
      Net (loss)                                                                $  (550,828)           $   (34,716)
      Cash provided (used) by operating activities:
            Depreciation and amortization                                           672,167                184,347
            Contributed materials                                                   (53,071)                  --
            Loss on sale of assets                                                      332                   --
            Amortization of discount on debt                                         69,029                   --
            Accretion of put liability                                               69,883                   --
            Issuance of stock for services                                             --                    4,000
      Change in operating assets and liabilities:
            Students accounts and notes receivable                                  (15,464)            (1,113,560)
            Notes receivable - student loans                                           --                 (156,300)
            Receivable - other                                                       25,000                   --
            Inventory                                                               (20,385)                15,929
            Prepaid expenses and other assets                                       (31,633)               (56,186)
            Accounts payable                                                        241,636                  5,986
            Student refunds payable and credit balances                              10,866               (122,263)
            Accrued liabilities                                                     117,589                 24,386
            Income tax liability                                                     68,434                   --
            Rent payable, related party                                               7,499                132,902
            Deferred tuition income                                                (246,054)               153,538
                                                                                -----------            -----------

               Net cash provided (used) by operating activities                     365,000               (961,937)
                                                                                -----------            -----------

Cash flows from investing activities:
      Investment in acquisition of business                                      (3,521,100)              (100,000)
      Payment of related party note receivable                                       60,000                   --
      Purchases of property and equipment                                          (102,381)               (11,551)
                                                                                -----------            -----------

               Net cash (used) by investing activities                           (3,563,481)              (111,551)
                                                                                -----------            -----------

                                                   (Continued on next page)

See notes to financial statements                                                                          Page 6



                         SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                           (CONTINUED)


                                                                                   1998           1997
                                                                                -----------    -----------
Cash flows from financing activities:
      Sale of common stock                                                      $   415,000    $   202,750
      Commission paid for sale of stock                                                --          (10,000)
      Loan acquisition fees                                                          (8,751)          --
      Proceeds from debt                                                          3,800,479      1,600,404
      Payments of debt                                                           (1,945,073)      (757,691)
      Proceeds from related party debt                                            2,127,500           --
      Payments of related party debt                                                (75,000)      (252,925)
      Payments of capital leases                                                    (98,584)        (2,206)
                                                                                -----------    -----------

              Net cash provided by financing activities                           4,215,571        780,332
                                                                                -----------    -----------

              Net increase (decrease) in cash                                     1,017,090       (293,156)

Cash, beginning of period                                                            18,830        311,986
                                                                                -----------    -----------

Cash, end of period                                                             $ 1,035,920    $    18,830
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
        Cash payments for interest                                              $   645,354    $    91,091
                                                                                ===========    ===========
        Cash payments for income taxes                                          $    36,135    $      --
                                                                                ===========    ===========

See notes to financial statements                                                                   Page 7



                         SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                           (CONTINUED)


                                                                                    1998           1997
                                                                                -----------    ----------

Non-cash transactions:
        Note receivable - related party exchanged for student loans             $  (200,000)   $   200,000
                                                                                ===========    ===========
        Investment in acquisition of business exchanged for stock               $   (61,968)   $    61,968
                                                                                ===========    ===========
        Reorganization of Company                                               $      --      $   282,540
                                                                                ===========    ===========
        Distribution to owner converted to debt                                 $      --      $   216,520
                                                                                ===========    ===========

Non-cash investing and financing transactions
  in connection with the acquisition of DPT:
      Fair value of net assets acquired                                         $ 9,052,532
      Future stock issuance                                                        (750,000)
      Note payable to prior owner                                                (4,340,000)
      Earnest money from prior periods applied                                     (100,000)
      Cash acquired with acquisition                                               (341,432)
                                                                                -----------
      Net cash paid to acquire subsidiary                                       $ 3,521,100
                                                                                ===========

      Loan fees and costs                                                       $   174,916
      Loan discounts                                                               (146,165)
      Deposit from prior periods applied                                            (20,000)
                                                                                -----------
      Net cash paid for loan fees and costs                                     $     8,751
                                                                                ===========

      Value of warrents issued                                                  $   460,195
                                                                                ===========
      Equipment acquired under capital lease                                    $   281,553
                                                                                ===========


See notes to financial statements                                                                       Page 8


               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTS TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF BUSINESS
     ------------------

     Siemann Educational Systems, Inc. (the "Company" or "Siemann") was incorporated in the State of Colorado on September 17, 1987. The Company, through its wholly-owned subsidiaries, Denver Automotive and Diesel College, Inc. ("DADC") and Data Processing Trainers Co., ("DPT") is engaged in the business of operating proprietary vocational schools located in Denver, Colorado and Philadelphia, Pennsylvania, respectively. The majority of students are drawn from each of the school's respective metropolitan areas, with the remainder drawn from other surrounding states.

     Students who participate in government financial aid programs provide a significant portion of the Company's revenues. Of total tuition revenue, revenue derived from governmental aid was approximately $6,251,000, or 63%, and $860,000, or 31% for the years ended December 31, 1998 and 1997, respectively. In connection with this participation, the Company is subject to rules and regulations promulgated by the U.S. Department of Education. Failure to comply with the terms and provisions of this participation could lead to suspension or termination of the Company's ability to participate in government financial aid programs and, consequently, could adversely affect the Company's operations.

     On September 12, 1996, the U.S. Department of Education notified DADC that it had lost its eligibility to continue its participation in the Federal Family Education Loan ("FFEL") Programs authorized by Title IV of the Higher Education Act of 1965, as amended. This was a result of the DADC's cohort default rates from each of the fiscal years, 1991 to 1993, exceeding the eligibility threshold of 25%. DADC made application with the U.S. Department of Education to regain eligibility to participate in the FFEL Programs and received notification from the U.S. Department of Education that, effective October 1, 1997, DADC was again eligible to participate in the FFEL programs.

     The Company has incurred net losses of $(550,828) and $(34,716) for the years ended December 31, 1998 and 1997, respectively. In addition, current liabilities exceed current assets at December 31, 1998 and 1997. The
     Company has substantial amounts of current debt becoming due in the next twelve months. Management has budgeted and forecast cash generated from operations of approximately $2,800,000. In addition, the Company expects to close on a private placement in the near term for approximately $300,000. Lastly, management has negotiated with its primary bank to finance the payment of substantial portions of its current debt.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     ORGANIZATION OF COMPANY
     -----------------------

     Chartwell Cable Fund, Inc., ("Chartwell"), a public company, was incorporated in 1987. After completing a public offering, Chartwell entered the cable television business. In 1993, Chartwell entered the golf product manufacturing business. In 1994, Chartwell completed the divestiture of the cable television and golf product businesses. From 1995 to 1997, Chartwell had nominal assets and no operations. On June 4, 1997 and in contemplation of a reorganization of Chartwell, the sole shareholder of Denver Automotive and Diesel College, Inc. ("DADC") purchased 2,250,000 shares of common stock of Chartwell, resulting in a majority ownership of Chartwell by that individual. On August 13, 1997, DADC entered into an Agreement and Plan of Reorganization with Chartwell whereby Chartwell would acquire all of the outstanding shares of DADC. Chartwell acquired DADC on August 31, 1997 and issued 400,000 shares of common stock to the former sole shareholder of DADC in exchange for all of the issued and outstanding common shares of the DADC.

     For legal purposes, Chartwell acquired DADC and was the parent company of DADC following the reorganization. However, for accounting purposes, DADC was treated as the acquiring company in a "reverse acquisition" of Chartwell. As a consequence, the financial statements for the year ended December 31, 1997 presented herein are those of DADC, except for the common stock structure which remains that of Chartwell, i.e. the common stock par value and shares of common stock authorized and outstanding. In conjunction with the reorganization, the retained deficit of DADC (formerly a subchapter S corporation) and of Chartwell at August 31, 1997 have been eliminated and transferred to additional paid-in capital. As a result, the accumulated deficits at December 31, 1997 and since August 31, 1997 are a result of the operations of the reorganized company. At a special meeting of the shareholders of Chartwell on September 18, 1997, Chartwell's name was changed to Siemann Educational Systems, Inc.

     On March 24, 1998, the Company acquired 100% of the common stock of Data Processing Trainers Co. ("DPT") located in Philadelphia, Pennsylvania. As a result, the assets and liabilities of the Company as of December 31, 1998 include those of DPT and the operations of DPT are included in the operations of the Company since March 24, 1998.

     CONSOLIDATION
     -------------

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in 1997 and subsidiaries in 1998. All significant intercompany transactions have been eliminated in consolidation.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     REVENUE RECOGNITION
     -------------------

     Revenue is derived primarily from courses taught at the schools. Textbook sales to students are recognized when such sales occur, which happens when the semester/school year begins. Cafeteria and other miscellaneous revenues are recognized as services are performed. Deferred tuition revenue represents amounts billed for the current educational year, reduced for tuition revenue recognized pro rata during the year. If a student withdraws, unearned revenue is reduced by the amount of lost revenue and a refund due to the student is recorded. Refunds are calculated in accordance with federal, state and accrediting agency standards.

     ACCOUNTS RECEIVABLE
     -------------------

     Accounts receivable represent outstanding tuition and fee balances due from students. Allowances for doubtful accounts have been established to record amounts deemed by management to be uncollectible.

     CONCENTRATION OF CREDIT RISK AND FINANCIAL INSTRUMENTS
     ------------------------------------------------------

     Statement of Financial Accounting Standards No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash, accounts and notes receivable. The carrying amount of these assets reasonably approximates their fair value, as determined by the amount of cash or the collectibility of receivables. The carrying value of the Company's debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms. The Company's accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1998, cash balances exceeded $100,000 at three banks. As of December 31, 1997, cash balances did not exceed $100,000 at any one bank. Accounts and notes receivable from students are unsecured and subject to significant credit risk. For many of the student loans, the Company employs a loan servicing company. The Company's policy is to aggressively pursue the collection of any delinquent loans. The note receivable from the related party is secured by student notes receivable purchased by the related party. This note was cancelled when the holder returned the student notes underlying the note. The fair market value of the receivables (collateral) approximates the amount of the note.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     ACCOUNTING ESTIMATES
     --------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates have been made to determine bad debt expense and the related allowance for uncollectible student accounts and notes receivable, the amortization life of goodwill and other intangible assets and the valuation of warrants.

     INVENTORY
     ---------

     Inventories consist of books and automotive and diesel repair parts and supplies which are consumed in the educational activities of the Company. Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method.

     PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the estimated useful lives of the classes of property and equipment. Lives range from three to ten years. Management believes that the depreciation methods and lives approximate the economic usefulness of the assets to which they are applied. DADC depreciates many training vehicles and engines at ten years since they are used in training programs. Depreciation expense was $259,983 and $176,276 for the years ended December 31, 1998 and 1997, respectively.

     PERKINS MATCHING FUNDS
     ----------------------

     DADC and the Federal Government together deposit money in the U.S. Department of Education Title IV Perkins Loan Program in a ratio of 1 to 9, respectively. As loans are repaid, the amounts collected are re-loaned to new students. Should the loan program in which the school has invested be terminated, the Company will receive its respective share of the resulting cash. The Company's approximate share as of December 31, 1998 and 1997 is presented in the accompanying balance sheets at $70,000.

     PREPAID EXPENSES
     ----------------

     The Company prepaid a consulting firm $25,000 for services to be rendered over a twelve month period, beginning September 1997. Accordingly, the Company is amortizing the prepayment on a straight-line basis over a twelve-month period. Amortization expense was $20,205 and $4,795 for the years ended December 31, 1998 and 1997, respectively. The prepaid expense is fully amortized as of December 31, 1998.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     Intangible assets include the excess of cost over fair market value of identifiable assets acquired through the purchase of DPT. Deferred financing costs include costs of borrowing the cash to purchase DPT and are being expensed on a straight-line basis over five years. Goodwill and other intangible items are being amortized on a straight-line basis over their estimated useful life. As of December 31, 1998 and 1997, the cost basis and useful lives of intangible assets consist of the following:

                                              December 31,          Estimated
                                             1998        1997         Lives
                                         -------------------------------------
     Goodwill                            $7,127,794   $      -      40 years
     Trade name                           1,000,000          -      40 years
     Curriculum                             180,000          -      15 years
     Non-compete covenant                   200,000          -       5 years
     Student contracts                      214,000          -     .75 years
                                         ---------------------
                                          8,721,794          -
     Less - Accumulated amortization       (405,396)         -
                                         ---------------------
                                         $8,316,398   $      -
                                         =====================

     On an ongoing basis, the Company reviews intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or circumstances have occurred. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the discounted future cash flows expected to be generated by the assets (or acquired business) are less than the carrying value of the related assets. The impairment loss would adjust the assets to its fair value. Amortization expense was $405,396 and $0 for the years ended December 31, 1998 and 1997, respectively.

     STUDENT REFUNDS PAYABLE AND CREDIT BALANCES
     -------------------------------------------

     Student  refunds  payable  in the  accompanying  balance  sheets  represent refunds due and payable on behalf of students who withdrew in prior periods. Student credit balances represent the excess of payments received over current tuition billings for active students. Student refunds and credit balances are combined in the accompanying balance sheets where the credit balances comprise the majority of the amounts displayed. Credit balances were $31,927 and $16,222 at December 31, 1998 and 1998, respectively.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




     CONTRIBUTED MATERIALS
     ---------------------

     Periodically, automobile manufacturers and automobile local dealers contribute tools and vehicles to DADC that are restricted solely for use in educational activities. These materials are consumed in the educational process and ultimately scrapped. Once the materials are contributed, DADC has no obligation to return them to the manufacturers or dealers. The contributed items are valued at estimated used equipment replacement cost.


     DEFERRED FINANCING COSTS
     ------------------------

     Costs incurred in connection with obtaining financing are capitalized and amortized to over the maturity period of the debt. The Company is amortizing the deferred financing costs over five years on a straight line basis because the debt is payable interest only (i.e. level payments) until maturity. Amortization amounted to $26,820 and $0 for the years ended December 31, 1998 and 1997, respectively.

     ADVERTISING COSTS
     -----------------

     Advertising costs are charged to operations when incurred and included in selling and promotion expenses. Advertising expense amounted to $653,358 and $149,331 for the years ended December 31, 1998 and 1997, respectively.

     EARNINGS PER SHARE
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which was issued effective for periods ending after December 15, 1997. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations basic earnings per share and diluted earnings per share. The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, and convertible preferred stock) from basic earnings per share. SFAS No. 128 changes certain calculations when computing diluted earnings per share. The Company adopted SFAS No. 128 for the year ended December 31, 1997.

     The following is a reconciliation of the numerators and denominators used in the calculations of basic and diluted earnings (loss) per share for the years ended December 31, 1998, and 1997:


                           SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (Continued)


                                                             1998
                                             ------------------------------------------
                                                                                Per
                                                 Net                            Share
                                               (Loss)         Shares            Amount
                                               ------         ------            ------
Basic Earnings per share:
  Net income (loss)
  and share amounts                          $(550,828)      3,769,684            $(.15)

  Dilutive securities:
      Stock warrants                                 -               -                -
      Repurchased shares                             -               -                -
                                             ------------------------------------------
      Diluted earnings per share:
  Net (loss) and assumed share conversion
                                             $(550,828)       3,769,684           $(.15)
                                             ==========================================


                                                                1997
                                              -----------------------------------------
                                                                                   Per
                                                Net                               Share
                                              (Loss)            Shares           Amount
                                              ------            ------           ------
Basic Earnings per share:
  Net income (loss)
  and share amounts                           $(34,716)        2,185,600          $(.02)

  Dilutive securities:
      Stock warrants                                 -                 -              -
      Repurchased shares                             -                 -              -
                                              -----------------------------------------
      Diluted earnings per share:
  Net (loss) and assumed share conversion
                                              $(34,716)        2,185,600          $(.02)
                                              =========================================

     Common shares owned by the former sole shareholder of DADC prior to the reorganization with Chartwell on August 31, 1997 are considered outstanding for all periods prior to the reorganization. Shares outstanding for Chartwell prior to the reorganization with DADC are considered outstanding beginning on August 31, 1997. Stock options of 50,000 and 0 and warrants of 2,000,846 and 100,000 outstanding during 1998 and 1997, respectively, are not considered in the calculation of fully diluted net income or (loss) per share as their inclusion would be anti-dilutive since the Company has incurred losses for 1998 and 1997. Shares that are subject to repurchase at December 31, 1998 and 1997 are considered outstanding in calculating earnings per share. If the shares subject to repurchase were excluded, the amount of income or (loss) per share would not be affected.

                           SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (Continued)


     STATEMENT OF CASH FLOWS
     -----------------------

     For the purpose of the statements of cash flows, the Company considers investments and savings instruments purchased with maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1998 and 1997.

     RECLASSIFICATIONS
     -----------------

     Certain reclassifications have been made to the December 31, 1997 financial statements to conform to the December 31, 1998 presentation.

     STOCK-BASED COMPENSATION
     ------------------------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October 1995 by the Financial Accounting Standards Board. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy under APB No. 25 but has adopted the disclosure-only provisions of SFAS No. 123 for any options and warrants issued to non-employees, directors or consultants. During 1998, options to purchased 50,000 shares of common stock were issued to one key employee. For 1998 and 1997 no expense has been recorded. The adoption of SFAS No. 123 has had no effect on net loss.

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Under this method, the Company is required to review for impairment the long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All long-lived assets to be disposed of will be reported at the lower of carrying amount or fair value less cost to sell.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     CAPITAL STRUCTURE
     -----------------

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), which requires companies to disclose all relevant information regarding their capital structure. The Company adopted SFAS No. 129 in 1997. For both years ended December 31, 1998 and 1997, there is no impact on the financial statements or disclosures as a result of adopting SFAS No. 129.


     COMPREHENSIVE INCOME
     --------------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has adopted SFAS No. 130 in 1998 and has determined there is no impact on any of the periods presented.

     SEGMENT REPORTING
     -----------------

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available and that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company adopted SFAS No. 131 in 1997. For both years ended December 31, 1998 and 1997, there is no impact on the financial statements or disclosures as a result adopting SFAS No. 131.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     PENSION AND OTHER POST RETIREMENT BENEFITS
     ------------------------------------------

     Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Post Retirement Benefits" is effective for financial statements with fiscal years beginning after December 31, 1997. Earlier application is permitted. The new standard revises employers' disclosures about pension and other post retirement benefit plans but does not change the measurement or recognition of those plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of the plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required when no longer useful. The Company adopted SFAS No. 132 in 1998, with no material impact on its results of operations.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     ---------------------------------------------

     The FASB has recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 established standards for recognizing all derivative instruments including those for hedging activities as either assets or liabilities in the statement of financial position and measuring those instruments at fair value. This Statement is effective for fiscal years beginning after June 30, 1999. The Company will adopt SFAS No. 133 in the year 2000 and believes that there will be no impact on its consolidated financial statements.

     MORTGAGE BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD BY MORTGAGE BANKING ENTERPRISES
     ---------------------------------------------------------------------------

     The FASB recently issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held by Mortgage Banking Enterprises" ("SFAS No. 134"). SFAS No. 134 establishes new reporting standards for certain activities of mortgage banking enterprises. This statement is effective for the fiscal quarter beginning after December 15, 1998. Management believes the adoption of this statement will have no impact on the Company's consolidated financial statements.

NOTE 2 - ACQUISITION OF BUSINESS

     During 1997, the Company entered into an agreement with the owner of Data Processing Trainers Co. ("DPT") to acquire 100% of the stock of DPT. As of December 31, 1997, the Company's investment in the purchase of DPT of $223,936 includes a cash deposit of $100,000, additional accrued costs of $61,968 payable in cash and stock valued at $61,968. Subsequently on March 24, 1998, the Company acquired DPT for a purchase price of $9,030,624. DPT,

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     now a wholly owned subsidiary of the Company, is an accredited school offering a variety of vocational training programs with two locations in Philadelphia, Pennsylvania. The purchase price at closing was comprised of:
     $3,940,624 in cash (including 59,782 shares in repurchased common stock valued at $119,564 and $100,000 in earnest money paid in 1997), a $4,340,000 promissory note, and $750,000 in future stock. The promissory note, dated March 24, 1998, requires quarterly payments beginning in June 1998 of $542,500 in principal plus accrued interest at 7% per annum. The note is due March 24, 2000 and is secured by a Security Agreement-Stock Pledge and a Guaranty and Security Agreement. The $750,000 in the Company's common stock was satisfied by the Company issuing on March 24, 1999 338,952 shares of non-registered common stock equivalent to a value of $750,000 based on the ten day trailing average market price at the time of issuance.

     In order to fund the purchase price, the Company borrowed $2,000,000 from its president and majority stockholder and $2,900,000 from an outside financing source. The debt of $2,000,000 to the president is payable interest only monthly, at 12% per annum, with principal and accrued interest due on March 24, 2003. The president also received a warrant to purchase 732,360 shares of the Company's restricted common stock for an aggregate exercise price of $100 for the period ending March 24, 2003. The debt of $2,900,000 to the outside financing source is payable interest only quarterly, at 12% per annum, with principal and accrued interest due on March 24, 2003. This lender received a warrant to purchase 1,268,486 shares of the Company's restricted common stock for a total exercise price of $100 beginning March 24, 2001 and ending six years after the payment of all obligations pursuant to the debt. In addition, this lender received a put option.

     The acquisition has been accounted for as a purchase and the results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. The capitalized cost of the acquisition also includes additional legal costs directly related to the acquisition in the amount of $21,908. For accounting purposes, the purchase price has been allocated to DPT's assets at their book value since book value approximates fair value. The excess of purchase price over net assets has been recorded as goodwill.

     The following unaudited pro forma information presents a summary of the Company's consolidated results of operations and those of DPT as if the acquisition had occurred on January 1, 1997.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                                             (Unaudited)
                                                         For the year-ended
                                                             December 31,
                                                      -------------------------
                                                         1998           1997
                                                      -------------------------
Pro forma revenues                                    $12,218,031    $9,889,452
Pro forma net income (loss)                             $(524,119)    $(397,418)
Pro forma basic earnings (loss) per share                   $(.17)        $(.18)
Pro forma fully diluted earnings (loss)
   per share                                                $(.17)        $(.18)


     These unaudited pro forma results have been prepared for comparison purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future. For 1998 and 1997, the basic and fully diluted earnings per share are the same because the fully diluted amount, if calculated, would be anti-dilutive due the pro forma loss.

NOTE 3 - NOTE RECEIVABLE - RELATED PARTY AND SUBSEQUENT DISPOSITION

     In August 1997, the Company sold certain student loans to the owner of Christian Business Advisory Services, Inc. ("CBAS") which is a significant stockholder of the Company and which provides consulting services to the Company. The Company received a note for $200,000 in exchange. The student loans were sold at a discount of $18,000 from face value, which was recorded as a loss at the time of the sale. The note was secured by those loans and 50,000 shares of the common stock in the Company. The amount of the note receivable was $-0- and $200,000 at December 31, 1998 and December 31, 1997, respectively. The note bore interest at 6% per annum, payable monthly. Principal was due in full on August 28, 1998. On August 28, 1998, the Company and the related party agreed to extend the due date of the note. The student loans were returned to DADC on December 31, 1998. During the term of the note, DADC earned $16,000 in interest from the related party and the debtor earned approximately $5,000 in interest on the student loans.

     As of December 31, 1998, DADC resold the student loans to an unrelated party for $200,000, the net present value of the loans. DADC received
     $25,000 in December 1998 as a down payment and received the balance of $175,000 on March 31, 1999. Under the purchase agreement, the loan repayment cash flow will be collected by DADC and remitted to the investor. The agreement further obligates the school to replace any loans that become uncollectible with those that are collectible and also guarantees the investor a minimum of 15% return on the investment. The investor's investment basis must at all times remain at an amount equal to 81.64% of the gross amount of the student loans. The investment is further guaranteed personally by the Company's president.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 4 - NOTES RECEIVABLE - STOCKHOLDER

     Notes receivable from the Company's president and majority stockholder consist of the following:

                                                     December 31,   December 31,
                                                          1998         1997
                                                      ----------    ------------


     Note  receivable  from majority  stockholder,
     interest at 7% per annum  payable  quarterly,
     principal and accrued interest due in full on
     December 31,  1998,  secured by Deed of Trust
     on real property of the  stockholder,  repaid
     April 1998.                                      $        -       $ 60,000

     Note  receivable  from majority  stockholder,
     interest at 7% per annum  payable  quarterly;
     principal and accrued interest due in full on
     August 29, 1998,  secured by Deed of Trust on
     real property of the stockholder.                         -         88,300

     Note  receivable  from majority  stockholder,
     interest at 7% per annum  payable  quarterly;
     principal and accrued interest due in full on
     October 31, 1998, secured by Deed of Trust on
     real property of the stockholder.                         -         20,000

     Note  receivable  from majority  stockholder,
     interest at 7 % per annum payable  quarterly,
     principal   and   interest  due  in  full  on
     December 31, 1998, secured by real estate.                -         48,000
                                                        --------      ---------

                                                        $      -      $ 216,300
                                                        ========      =========

     During 1998, the stockholder repaid $60,000 in cash and approved the offset of $156,300 against notes payable owed by the Company to him.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 5 - PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows:

                                                 December 31,       December 31,
                                                    1998                1997
                                                 ----------           ---------

    Furniture, equipment and vehicles            $1,436,841           $ 898,569
    Equipment under capital leases                  532,161              15,031
                                                 ----------           ---------
                                                  1,969,002             913,600
    Less accumulated depreciation
     and amortization                            (1,174,468)           (628,826)
                                                 ----------           ---------
                                                 $  794,534           $ 284,774
                                                 ==========           =========


     All furniture, equipment and vehicles are pledged as collateral for the bank loan, with specific vehicles pledged as collateral to finance companies.

NOTE 6 - DEBT

     The Company owes the following debt:

                                                      December 31,  December 31,
                                                          1998          1997
                                                      ------------  ------------


     Note payable to bank,  monthly  principal and
     interest payments of $5,856, interest at 9.5%
     per      annum,      due     April      2002,
     cross-collateralized  by accounts receivable,
     notes receivable and equipment. President and
     majority stockholder is jointly and severally
     liable for this note.                            $   204,582    $  251,639


     Note payable to bank,  monthly  principal and
     interest  payments  of  $15,992,  interest at
     9.5%   per   annum,    due   January    2001,
     collateralized  by student  loans.  President
     and  majority   stockholder  is  jointly  and
     severally liable for this note.                      360,470       387,032

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     Outstanding  principal on $350,000  revolving
     line of credit from a bank,  monthly interest
     payments   at  9.5%  per   annum,   remaining
     principal   and   interest   due  May   1999,
     collateralized  by  equipment.  President and
     majority stockholder is jointly and severally
     liable for this note.                                 349,881      349,669

     Note  payable  to  finance  company,  monthly
     principal  and  interest  payments  of  $465,
     interest  at 7.99% per  annum,  due  February
     1999,  collateralized by security interest in
     Company vehicle.                                            -        6,217

     Note  payable  to  finance  company,  monthly
     principal  and  interest  payments of $1,358,
     interest  at 8.5% per annum,  due April 2001,
     unsecured. April, 2001, unsecured.                     33,048       46,975

     Note  payable  to  finance  company,  monthly
     principal  and  interest  payments  of  $261,
     interest  at 6.0% per annum,  due March 1999,
     collateralized   by   security   interest  in
     Company vehicle.                                            -        3,752

     Note payable to individual, monthly principal
     and  interest  payments of $266,  interest at
     10.5% per annum, due May 1999, unsecured.               1,296        4,195

     Note payable to  individual,  interest at 10%
     per annum, principal and any accrued interest
     due July 2003, unsecured.                              30,000       10,000

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Note  payable  to  bank,   monthly   interest
     payments  through  October  1998,   beginning
     November 1998 monthly  principal and interest
     payments  of  $6,415,  interest  at 1%  above
     prime rate, due October 2001,  collateralized
     by   accounts   receivable.   President   and
     majority stockholder is jointly and severally
     liable for this note.                                 193,813            -

     Senior  Subordinated  Secured Note payable to
     third-party funding source,  monthly interest
     payments  at 12% per  annum  commencing  July
     1998,  remaining  principal  and interest due
     March 2003,  collateralized  by all assets of
     the Company and stock of the Company.               2,900,000            -

     Note   payable   to  former   owner  of  DPT,
     quarterly  principal  payments  of  $542,500,
     plus  interest  at 7% per  annum,  due  March
     2000,  secured by all  assets of the  Company
     and stock of DPT.                                   3,255,000            -
                                                      ------------   ----------
                                                         7,328,090    1,059,479
          Less current portion                          (3,357,720)    (458,549)
                                                      ------------   ----------
                                                      $  3,970,370   $  600,930
                                                      ============   ==========

     Aggregate maturities of long-term debt at December 31, 1998 are as follows:


    YEAR ENDING DECEMBER 31,    Amount Due       Discount    Net of Discount
    ------------------------    ----------      ---------    ---------------
      1999                      $3,357,720      $(57,985)       $3,299,735
      2000                         932,150       (57,985)          874,165
      2001                          83,035       (57,985)           25,050
      2002                          25,185       (57,985)         (32,800)
      2003 and thereafter        2,930,000       (14,494)        2,915,506
                               -------------------------------------------
                                $7,328,090     $(246,434)       $7,081,656
                               ===========================================

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     As of December 31, 1998 and 1997, the weighted average interest rate on the above outstanding borrowings is 10.7% and 10.6%, respectively.

     The Senior Subordinated Secured Note above contains certain covenants. These covenants include certain minimum financial ratios, restrictions on the types and amounts of certain disbursements and restriction on the amount of additional debt allowed. As described in Note 9, the Company issued a warrant with the note. The note has a prepayment penalty of 5% if repaid within one year and penalties that reduce by one percentage point in each succeeding year. Prepayment can also be triggered by certain events such as sale of the Company or other significant changes in control.

     The individual with a note balance of $10,000 at December 31,1997, loaned the Company an additional $16,500 at 10% per annum in 1998. In addition, the accrued interest payable for the original loan was capitalized. The loan balance at December 31, 1998 is $30,000, due, along with accrued interest, in July 2003.

NOTE 7 - NOTE PAYABLE TO STOCKHOLDER AND RELATED PARTY

     The Company owes its majority stockholder and president $2,178,676, net of unamortized discount of $144,731, as of December 31, 1998 and $355,307 as of December 31, 1997. A 12% per annum $2,000,000 note was incurred in conjunction with the acquisition by the Company of DPT in March 1998, as more fully discussed in Note 2. The unamortized discount on this note of $144,731 at December 31, 1998 is associated with the issuance of warrants to the stockholder. All assets of the Company secure this note.
     Additionally, the Company borrowed $98,000 from the stockholder in the first quarter of 1998, which is being repaid at $15,000 monthly. The unpaid balance was $74,600 at December 31, 1998. One other unsecured note, in the amount of $247,007, bears interest at 7% per annum. The balance of principal and interest on the note is due December 31, 1999 and requires no periodic payments of principal or interest and no collateral. During 1998, the Company reduced the note payable at December 31, 1997 of $355,307 by applying three notes receivable from the president in the aggregate amount of $156,300 as a reduction of the note.

     The five year maturities for the debt are as follows:

     YEAR ENDING DECEMBER 31,     Amount Due      Discount       Net of Discount
    ------------------------      ----------      ---------      ---------------
      1999                          $293,405      $(34,054)         $259,351
      2000                            30,002       (34,054)          (4,052)
      2001                                 -       (34,054)         (34,054)
      2002                                 -       (34,054)         (34.054)
      2003 and thereafter          2,000,000        (8,515)        1,991,485
                                  ------------------------------------------
                                  $2,323,407     $(144,731)       $2,178,676
                                  ==========================================

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - STOCKHOLDERS' EQUITY

     The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock with $.10 par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 1998 and 1997, no shares of preferred stock have been issued.

     In June 1997, Chartwell, a predecessor to the Company, sold 2,250,000 shares of common stock at $.001 per share to the then-owner of DADC and current president of the Company. Also at that time, CBAS, then a consultant to the owner of DADC and currently a consultant to the Company, purchased 500,000 shares of the Company's common stock at $.001 per share. Prior to the acquisition of Chartwell on August 31, 1997, the Company was a Subchapter S corporation and had distributed $216,520 to its then sole owner.

     In addition to common stock transactions described in Note 1, the following transactions occurred during 1997. On August 29, 1997, 50,000 shares of stock and a warrant were sold for $100,000, less commission costs of $5,000. The warrant permits the holder to buy 50,000 shares at a price of $4.00 per share. The warrant expired August 29, 1998 without exercise. Subsequent to the reorganization of the Company, discussed in Note 1, an additional 50,000 shares of stock and a warrant were sold on September 26, 1997 for $100,000, less commission costs of $5,000. The warrant permits the holder to buy 50,000 shares at a price of $4.00 per share. The warrant expired September 26, 1998 without exercise. On October 1, 1997, 15,000 shares valued at $4,000 were issued for services performed by a consultant. This valuation was based on the value of the services provided to the Company.

     On December 19, 1997, the Company entered into an agreement that modified the Letter of Intent to acquire Data Processing Trainers, Inc. ("DPT"). Per the agreement, 30,984 shares valued at $61,968 (issued and repurchasable at $2.00 per share) were issued in December to the owner of DPT. As of December 31, 1997, the amount representing these repurchasable shares, $61,968, had been classified as a current liability with a corresponding reduction of stockholders' equity. Subsequent to December 31, 1997, the Company issued 17,204 additional shares of common stock to the owner of DPT. The Company repurchased all of these shares on March 24, 1998 with the acquisition of DPT.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     As part of the purchase price, the Company agreed to issue $750,000 of common stock to the seller of DPT on March 24, 1999. The number of shares to be issued will be determined by dividing $750,000 by the then-market price of the shares. On March 24, 1999, the Company issued 338,952 shares of stock to the seller priced at $2.21 per share. Also in connection with the purchase of DPT, the Company issued warrants to the lenders of cash borrowed to purchase DPT. The warrants can be exercised for a nominal price to purchase an aggregate of 2,000,846 shares of the Company's common stock.

     On December 24, 1998, the Company sold 103,750 shares of common stock at a price of $4.00 per share to a group of individual investors. The investors have a one-time "Put Right", exercisable on or before December 24, 1999. The put right allows the investors to ask the Company to repurchase some or all of their shares for $6.00 per share. Should the Company decline to purchase the shares, the Company's president is obligated to purchase the shares for $6.00 per share.

NOTE 9 - OPTIONS AND WARRANTS

     OPTIONS
     -------

     In 1998, the Company adopted a stock option plan (the "Plan") which provides for the grant of options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options are issuable only to eligible officers and key employees of the Company.

     The Company has reserved 250,000 shares of Common Stock for issuance under the Plan, which is administered by its Board of Directors. Under the Plan, the Board of Directors determines which individuals will receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

     The per share exercise price of the Common Stock must not be less than the fair market value of the Common Stock on the date the option is granted. Subject to certain exceptions, in the case of incentive stock options, the aggregate fair market value (determined as of the date the option is granted) of the common stock that any person may purchase in any calendar year pursuant to the exercise of incentive stock options must not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option on the date of grant. The stock options are subject to anti-dilution provisions in the event of stock splits and stock dividends.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     No incentive stock options are transferable by an optionee other than by will or the laws of descent and distribution. During the lifetime of an optionee, the option is only exercisable by the optionee. The exercise date of an option granted under the Plan must not be later than ten years from the date of grant. Any options that expire unexercised or that terminate upon an optionee's employment termination will become available once again for issuance.

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                Shares    Price Range    Price
                                                ------    -----------    -----
     Outstanding as of January 1, 1997               -    $    -      $      -
        Granted                                   None      None          None
     Outstanding as of December 31, 1997             -         -             -
        Granted during 1998                     50,000     $2.50         $2.50
     Outstanding as of December 31, 1998        50,000     $2.50         $2.50


     Stock options exercisable at
        December 31, 1997                            -         -             -
         December 31, 1998                     50,000          -              -


     The  following  table  summarizes   information  about  all  stock  options
     outstanding as of December 31, 1998 (none were outstanding at December 31, 1997):



                             SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (Continued)


                                         Options Outstanding                    Options Exercisable
                           -------------------------------------------        ---------------------------
                             Number                        Weighted             Number
                           Outstanding      Weighted         Average          Exercisable       Weighted
                             as of          Average         Remaining             at              Average
   Exercise Price           December        Exercise       Contractual         December          Exercise
       Ranges               31,1998           Price            Life            31, 1998            Price
       ------               -------           -----            ----            --------            -----
       $2.50                 50,000           $2.50          10 years                 -                -
                           --------------------------------------------       ----------------------------
                             50,000           $2.50          10 years                 -                -
                           ============================================       ============================

     The following table represents pro forma net (loss) and pro forma (loss) per share had the Company elected to account for equity awards using the fair-value-based method beginning with all equity award grants commencing on January 1, 1997. In estimating the pro forma compensation expense for each equity award granted during the years ended December 31, 1998 and 1997, the Company used the Black Scholes option pricing model, a risk-free interest rate of 8.5%, expected dividend yield of zero, expected option lives of 10 years and expected volatility of 119.96%. The estimated pro forma compensation cost resulting in the pro forma net (loss) and (loss) per share may not be representative of actual results had the Company accounted for the equity awards using the fair-value-based method.

                                                           (Unaudited)
                                                        1998              1997
                                                      ---------        --------
     Net (loss) as reported                           $(550,828)       $(34,716)
     Pro forma  net (loss)                            $(671,142)       $(34,716)
     Basic and fully  diluted EPS as reported             $(.15)          $(.02)
     Pro forma basic and fully diluted EPS                $(.18)          $(.02)


     REDEEMABLE WARRANTS
     -------------------

     In connection with incurring debt of $2,900,000 to an unrelated party, the proceeds of which were used in the acquisition of DPT, the Company issued warrants exercisable into a maximum of 1,268,486 shares of the Company's restricted common stock at an aggregate exercise price of $100. The warrants are exercisable beginning March 24, 2001 and ending six years after the payment of all obligations pursuant to the debt. The number of warrants exercisable is subject to reduction based on certain earnback provisions, primary of which is the internal rate of return of the creditor's investment (interest paid by the Company on the note plus any prepayment penalties) calculated at the later of the date of debt repayment or of certain other events. The number of earnback shares varies on a sliding scale of return from 30% to 40%. The maximum number of 347,340 shares are subject to earnback if an internal rate of return equals 40% or more while no shares can be earned back if the rate of return is less than 30%.

     The Company assigned a value to these warrants (based on the relative fair market value of the warrants) of $291,752. The fair market value of the warrants was determined with reference to the exercise price of the warrants, the number of warrants expected to be exercised (including the

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     earn-back shares), the fair market value of the Company's common stock at the date the warrants were issued (including consideration of a recent sale to a third party) and the period over which the warrants can be exercised.

     At December 31, 1998, none of the redeemable warrants were outstanding and exercisable. The average fair value of the redeemable warrants issued in 1998 was approximately $290,000. At December 31, 1998, the remaining contractual life of these warrants was approximately eleven years.

     In accordance with an amendment to the warrant and debt agreements, these warrants, or any portion of shares obtained by exercise of these warrants, will become subject to cash redemption ("put" provision) at the discretion of the warrant or share holder beginning January 31, 2003 if the Company does not complete a public offering by January 31, 2000 or immediately if control of the Company or DPT is sold or transferred through the end of the exercise period. The redemption price of these warrants or shares, as provided by the warrant agreement, will be based on specified formulas and the valuation of the Company at the time of redemption.

     To recognize  the  potential  put,  the Company has accreted  approximately
     $70,000, thereby increasing the liability for the put and expensing accreted amounts. The potential maximum accretion for the five year period ending March 2003, based on current circumstances, is approximately $1,500,000.

     NON-REDEEMABLE WARRANTS
     -----------------------

     In connection with incurring debt of $2,000,000 to the Company's President in order to acquire DPT, the Company issued warrants to the president exercisable into 732,360 shares of the Company's restricted common stock at an aggregate exercise price of $100. The warrants are exercisable from the present through March 24, 2003.

     The Company assigned a value to these warrants (based on the relative fair market value of the warrants) of $168,443. The fair market value of the warrants was determined with reference to the exercise price of the warrants, the fair market value of the Company's common stock at the date the warrants were issued (including consideration of a recent sale between third parties) and the period over which the warrants can be exercised.

     At December 31, 1998, 732,360 non-redeemable warrants were outstanding and exercisable. The average fair value of these warrants issued in 1998 was approximately $170,000. At December 31, 1998, the remaining contractual life of these warrants was approximately eleven years.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                                        Shares under Warrant
                                                        --------------------
                                                               Class A
                                                             Common Stock
                                                       Shares           Price
                                                     -------------------------
     Outstanding as of January 1, 1997                       -         $     -
      Issued                                           100,000            4.00
                                                     -------------------------
     Outstanding as of December 31, 1997               100,000            4.00
      Expired                                         (100,000)          (4.00)
      Issued                                         2,000,846            $200
                                                     -------------------------
     Outstanding as of December 31, 1998             2,000,846            $200
                                                     =========================

     Warrants exercisable at December 31, 1997         100,000            4.00
                                                     =========================

      Warrants exercisable at December 31, 1998        732,360            $200
                                                     =========================

NOTE 10 - RELATED PARTY TRANSACTIONS

     The Company leases its Denver school facility under an operating lease from a company owned by the majority stockholder of the Company. The net rental expense was $172,650 and $154,902 for the years ended December 31, 1998 and 1997, respectively. The following is a schedule by years of future net minimum rental payments required under the operating lease, which expires September 1, 2000:

             YEAR ENDING DECEMBER 31,
             ------------------------
                   1999                                    $169,733
                   2000                                     119,267
                                                           --------
                                                           $289,000
                                                           ========

     On December 31, 1996, DADC had entered into an agreement, as amended, with its then sole stockholder providing for the deferral of rent payments. Rent payment deferrals commenced in January 1997 and were accrued as a liability through December 1997, after which time monthly rent payments were resumed. The deferred rent liability bears interest at 7% per annum and is payable quarterly, with the total liability plus accrued interest payable in full on August 31, 2000. During 1998, DADC underpaid its rent by $7,499. As of December 31, 1998 and 1997 rent payable was $140,401 and $132,902, respectively.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     As discussed in Notes 3, 4, 6 and 7, at December 31, 1998 and 1997, various note receivables and payables were due to and from related parties. At December 31, 1998 and 1997, interest due to related parties was $113,688 and $-0-, respectively. At December 31, 1998 and 1997, interest due from related parties was $10,992 and $7,175, respectively. For the years ended December 31, 1998 and 1997, interest income from the related parties was $20,872 and $11,175, respectively. For the years ended December 31, 1998 and 1997, interest expense for debt to related parties was $426,462 and $33,293, respectively.

     As discussed in Note 7, the Company owes its majority stockholder $2,178,676, net of discount, and $355,307 at December 31, 1998 and 1997, respectively.

     After the reorganization of the Company, CBAS, which had been providing business-consulting services to the Company's president on a personal basis, verbally agreed to provide some consulting time to the Company while continuing to provide services to the president as well. Prior to the reorganization of the Company, CBAS had purchased 500,000 shares of the Company's common stock and the owner of CBAS had personally purchased a portfolio of student loans from the DADC in exchange for a note payable to the school for $200,000. Fees charged to the Company by CBAS for the four months ended December 31, 1997 were approximately $5,000 per month. After the activity connected with the acquisition with DPT significantly increased in January 1998, CBAS began providing full time services to the Company at a rate of $15,000 per month. The Company's agreement with the consultant is verbal and no set term over which the consulting services will be provided has been established. CBAS's consulting fees were $172,000 and $20,430 for the year ended December 31, 1998 and the four months ended December 31, 1997, respectively.

     The Company has provided various benefits to its management, paying for meals, travel and entertainment, including occasional amounts for inclusion of spouses in such events. Management believes that these expenditures further the business interests of the Company. The aggregate amount each year for 1998 and 1997 does not exceed $15,000.

     As described in Note 6, the Company owes the former owner of DPT $3,255,000. In addition, as described in Note 16, subsequent to year-end the former owner of DPT received 338,952 shares of common stock.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     As described in Note 6, the president and majority stockholder of the Company is jointly and severally liable to a bank for three notes payable and one revolving line of credit with an aggregate balance of $1,108,746.

     As described in Note 8, the president and majority stockholder of the Company has personally guaranteed the "Put" agreement issued with the sale of the Company's common stock.

     As described in Note 16, the president and majority stockholder has personally guaranteed a capital lease signed subsequent to year-end.

     During 1998, the Company paid the former owner of DPT $70,607 for consulting services provided to DPT.

     A small amount of office space in a building owned by a company that is owned by the president and majority stockholder is provided to the Company at no cost. Due to the insignificance in total square footage, no cost is assigned to the donated space. The value of the contributed space is less than $4,000.

NOTE 11 - LEASES

     The Company leases computer, copier, and cafeteria equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for the years ended December 31, 1998 and 1997.

     The Company leases its Philadelphia school facilities under operating leases that are five and ten years in length. The Company leases its Denver school facilities from its President (See Note 10.)

     Minimum future lease payments under capital and operating leases (excluding related party leases) as of December 31, 1998 for each of the next five years and in the aggregate are:

                                   Capital       Operating
     Year ending December 31,       Leases        Leases           Total
                                   -------       ---------       ---------
           1999                   $209,295       $ 506,070       $ 715,365
           2000                    166,847         506,070         672,917
           2001                     63,847         506,070         569,917
           2002                      5,334         506,070         511,404
           2003 and thereafter       4,446       1,870,920       1,875,366
                                 ---------      ----------      ----------
     Total minimum lease payments  449,769      $3,895,200       4,344,969
                                                ==========      ==========

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Less:  amount representing
      interest and executory costs          (63,250)
                                            -------
     Present value of net minimum
       lease payments                        386,519
     Current portion                         168,290
                                            --------
     Long-term lease obligations            $218,229
                                            ========

NOTE 12 - INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1998 and 1997, respectively, consists of the following:

                                              For the Years Ended
                                                 December 31,
                                   -----------------------------------------
                                       1998                     1997
                                   ----------------      -------------------
     Current
       Federal                      $        -              $       -
       State and local                 104,569                      -
                                   ----------------      -------------------
          Total current                104,569                      -
                                   ----------------      -------------------

     Deferred-
       Federal                             -                        -
       State and local                     -                        -
                                   ----------------      -------------------
          Total deferred                   -                        -
                                   ----------------      -------------------
     Total provision (benefit)
       for income taxes             $  104,569             $        -
                                   ================      ===================

     A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for the years ended December 31, 1998 and 1997, respectively, is as follows:

                                                        Years Ended
                                                        December 31,
                                             -----------------------------------

                                                   1998               1997
                                             -----------------    --------------
    Statutory U.S. Federal income tax rate           (34%)              (34%)
    State income taxes, net of Federal benefit       (18%)              (4%)
    Permanent differences and other                  (1%)               (1%)
    Net operating loss carry forward                  39%                39%
                                             -----------------    --------------
    Effective income tax rate                         14%                0%
                                             =================    ==============

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The Company, when it was a privately owned entity, had elected Sub Chapter S status, which it maintained during 1996 and through August 31, 1997. The income or loss of an S corporation is included in the income tax return of the stockholder. Accordingly, the Company made no provision for income taxes for the eight months ended August 31, 1997 and the year ended 1996. Upon reorganization on August 31, 1997, the Company became a C corporation, after which time the Company became subject to Federal and State corporate income taxes. For periods subsequent to August 31, 1997, the Company and its subsidiaries have elected to file consolidated Federal and State income tax returns. The Company incurred a net loss for the four months ended December 31, 1997 and, as a result, no tax expense was incurred or reported for that period. For the year ended, December 31, 1998, the Company incurred a net loss for federal income tax purposes, but its Pennsylvania subsidiary incurred a net income before tax of $557,272 and has accrued additional Pennsylvania corporate tax of $68,434.

     Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company.

     The net deferred tax asset and deferred tax liability are comprised of the following at December 31, 1998 and 1997:


                                                             Years Ended
                                                             December 31

                                                    1998             1997
     Deferred tax asset:
     Net operating loss benefit carry
        forward                                $      636,904     $    675,063
     Amortization of intangibles                      158,104               -
     Other temporary differences                       89,082               -
     Valuation allowance for deferred
        tax assets                                   (884,090)        (675,063)
                                               --------------     ------------

    Deferred tax asset                                      -                -

    Deferred tax liability                                  -                -

    Net deferred tax asset                      $           -     $          -
                                               ==============     ============

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     At December 31, 1998 and 1997, the Company had $1,633,087 and $1,730,931 of
     net operating loss carry-forwards (NOLs), respectively: however, $1,578,231 of these NOLs derive from Chartwell Cable, which was predecessor to the current Company. The Chartwell NOLs are not likely to be utilized and have been totally reserved as a valuation allowance.

     Of the total NOLs at December 31, 1998, $54,856 is derived from current (Siemann) operations since August 31, 1997. The Company utilized $63,752 of NOLs to offset 1998 taxable income.

     The Chartwell NOLs will expire from 2002 through 2012, and are not usable unless the Company enters a business similar to the former businesses of Chartwell. The Siemann NOLs will begin to expire in 2012. Under recent tax legislation, the carry-forward period has been changed to twenty years for NOLs incurred in 1998 and after.

NOTE 13 - EMPLOYEE BENEFIT PLAN

     The Company sponsors defined contribution 401(k) savings and profit-sharing plans for its employees at DADC and DPT, respectively.

     Under the DADC 401(k) plan, all employees with twelve consecutive months of service and 1,000 hours of service may participate. Eligible employees may voluntarily contribute from 1% to 15%, but not more than the maximum allowed by law (currently $10,000), of their compensation annually to the plan. The Company, as of January 1, 1998, began matching employee contributions at a rate of 25% up to 6% of eligible compensation. Participants are fully vested for amounts that they contributed, and vest over six years in amounts contributed by the Company.

     The Company sponsors a defined contribution profit-sharing plan for DPT employees, whereby the Company contributes six percent (6%) of eligible employees' base compensation as defined under the terms of the plan.

     The contribution expense for the plans was $97,080 for the year ended December 31, 1998, and none for all other periods.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 14 - REGULATORY

     The Company and its Schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder by the U.S. Department of Education ("DOE") subject the Company and its schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various student financial assistance programs under Title IV of the HEA (the "Title IV Programs"). Under the HEA and its implementing regulations, certain financial responsibility and other regulatory standards must be complied with in order to qualify to participate in the Title IV Programs. Under such standards, an institution must, among other things: (i) have an acid test ratio (defined as the ratio of cash, cash equivalents, and current accounts receivable to current liabilities) of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period, (iv) collect 85% or less of its education revenues from Title IV Program funds in any fiscal year, and (v) not have cohort default rates on federally funded or federally guaranteed student loans of 25% or greater for three consecutive federal fiscal years. The DOE may measure the financial responsibility standards on a school-by-school basis or on a corporate consolidated basis. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding against the Company or its institution.

     In November 1997, the DOE published new regulations regarding financial responsibility to take effect in July 1998. The regulations provide a transition year alternative which will permit institutions to have their financial responsibility for the 1998 fiscal year measured on the basis of either the new regulations or the current regulations, whichever are more favorable. Under the new regulations, the DOE will calculate three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE. The Company does not believe that these new regulations will have a material effect on its schools' compliance with the DOE's financial responsibility standards.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The process of reauthorizing the HEA by the U.S. Congress, which takes place approximately every five years, has begun and is expected to be completed during 1998. It is not possible to predict the outcome of the reauthorization process. Although there is no present indication that Congress will decline to reauthorize the Title IV Programs, there can be no assurance that government funding for the Title IV Programs will continue to be available or maintained at current levels, nor can there be assurance that current requirements for student and institutional participation in the Title IV Programs will be unchanged. Thus, the reauthorization process could result in revisions to the HEA that increase the compliance burden on the Company's institutions. A reduction in funding levels for federal student financial assistance programs could impact the Company's ability to attract students.

     In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs of instruction by the relevant agencies of the State in which such campuses are located. The Company's campuses are fully licensed or authorized by the relevant agencies of the State in which each such campus is located. In addition, in order to participate in the Title IV Programs, an institution must be accredited by an accrediting agency recognized by the DOE. The Company's schools are properly accredited.

     With each acquisition of an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership that results in a change of control, as defined in the HEA and applicable regulations. In such event, that institution becomes ineligible to participate in the Title IV Programs and may receive and disburse only previously committed Title IV Program funds to its students until it has applied for and received recertification from the DOE under the institution's new ownership.

NOTE 15 - SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1998 which changes the way the Company reports information about its operating segments. There is no change to the 1997 information to conform to the 1998 presentation.

     The Company's two operating business units have separate management teams and infrastructures that offer related products and services. The business units have been separated into two reportable segments (DADC and DPT) based on geographical location.

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


          DADC: Denver Automotive and Diesel College, Inc. is the sole business unit reported in this segment. They operate a proprietary vocational school focused on the education of automotive and diesel mechanics. The principal markets for this segment include the Denver, Colorado metropolitan areas and surrounding States.

          DPT: Data Processing Trainers Company, acquired in 1998 (Note 2) is the sole business unit reported in this segment. They operate a proprietary vocational school focused on the education and training of individuals in specific computer oriented industry fields. The principal markets for this segment include the Philadelphia, Pennsylvania metropolitan area and surrounding states.

     The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income
     (loss) before income taxes and interest income and (expense).

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and, as it relates to segment profit (loss), income and expenses not allocated to reported segments.


                                     DADC               DPT               Other               Total
                                  --------------------------------------------------------------------
    For the year ended
    December 31, 1998
      Revenues                    $3,241,990         $6,903,847         $1,173,195          $10,080,291
      Segment profit (loss)           32,815            322,815          (906,460)            (550,828)
      Total assets                 2,737,190          2,676,877         10,281,565           14,359,203
      Capital expenditures            46,652            335,248                  -              381,900
      Interest expense               134,201                  -            807,516              941,717
      Depreciation and
         Amortization                103,523            126,011            442,633              672,167
      Income tax expense                   -            104,569                  -              104,569

      For the year ended
      December 31, 1997
      Revenues                    $3,042,629               $  -             $8,295           $3,050,924
      Segment profit (loss)           38,531                  -           (73,247)             (34,716)
      Total assets                 2,890,104                  -          1,428,694            3,201,012
      Capital expenditures            11,551                  -                  -               11,551
      Interest expense                90,702                                   389               91,091
      Depreciation and
         Amortization                179,552                  -              4,795              184,347


                                                                                                Page 39

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following table presents the details of "Other" segment profit (loss).

                                            1998               1997
                                        -----------------------------
       Revenue affiliated               $ 1,158,513         $       -
       Corporate expenses                (1,272,139)          (81,153)
       Interest expense                    (807,516)             (389)
       Other                                 14,682             8,295
                                        -----------------------------
       Total                            $  (906,460)        $( 73,247)
                                        =============================


NOTE 16 - SUBSEQUENT EVENT

     Subsequent to year-end, the Company entered into a capital lease agreement for a computer, security and phone system. The value of the capital lease is approximately $260,000. The monthly payment for this lease is $5,855. The payment of the lease obligation has been personally guaranteed by the president of the Company.

     Subsequent to year-end, the former owner of DPT received 338,952 shares of Company common stock. The issuance of common stock was in accordance with the DPT sales agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------------------------------------------

     The name, age and term of office of each of the executive officers and directors of the Company are set forth below:
                                                                       Officer
                                                                          or
                                                                       Director
Name                     Position Held With the Company          Age     Since
----                     ------------------------------          ---     -----

Paul T. Siemann        President, Chief Executive Officer        47       1997
                       and Director

Joseph R. Chalupa      Vice President and Director               46       1997

Barbara S. Siemann     Director                                  42       1997

     Directors hold office for a period of one year from their election at the annual meeting of shareholders or until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. The Board of Directors has no audit, nominating or compensation committee. CBAS, Inc., a principal stockholder of the Company, currently receives a consulting fee of $15,000 per month for, among other things, providing the consulting services of its principals to the Company.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     Mr. Siemann, the Company's President, currently receives a salary of $15,000 per month and also receives rental payments for the Company's corporate office and DADC facilities aggregating $15,000 per month. CBAS, Inc., a principal stockholder of the Company, received a monthly consulting fee of $12,000 per month in January, February and March 1998 and $15,000 per month thereafter. No long term compensation, stock options, bonuses, restricted stock awards or other compensation has been awarded.

     Compensation of the Company's Chief Executive Officer for each of the last two years as set forth below:

                                        Summary Compensation Table

                                                                        Annual Compensation (1)
                                                                        -----------------------
           (a)                                                                  (e)             (f)
   Name and Principal          (b)                (c)              (d)         Stock        Other Annual
        Position               Year            Salary($)         Bonus($)     Options     Compensation($)
        --------               ----            ---------         --------     -------     ---------------

  Paul T. Siemann,             1998             180,000             0            0               0
  President                    1997              28,000             0            0               0

Joseph Chalupa,                1998              60,000             0            0               0
  Vice President               1997              60,000             0            0               0

     The Company's directors do not receive any cash compensation as directors, although they are reimbursed for out-of-pocket expenses in attending Board of Directors' meetings.

Stock Option Plan

     The Company has adopted a stock option plan (the "Plan") which provides for the grant of options intended to qualify as "incentive stock options" or "nonqualified stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Incentive stock options will be issuable only to eligible officers and key employees of the Company.

     The Company has not as yet reserved any shares of Common Stock for issuance under the Plan, which will be administered by its Board of Directors. Under the Plan, the Board of Directors will determine which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the option price.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Principal Stockholders

     The following table sets forth the holdings of Common Stock by each person who, as of March 31, 1999, holds of record or is known by the Company to hold beneficially or of record, more than 5% of the Company's Common Stock, by each officer and director, and by all officers and directors as a group. All shares are owned beneficially and of record and the address of each person is in care of the Company. Ownership amounts include options and warrants exercisable within 60 days from March 31, 1999.

Name                              Amount of Ownership          Percent of Class
----                              -------------------          ----------------

Paul T. Siemann(1)                    3,179,110                      64.4
Joseph R. Chalupa                             0                       0.0
Barbara S. Siemann(1)                 3,179,110                      64.4
CBAS, Inc.                              473,733                      11.3
Hanifen Imhoff Mezzanine
   Fund, L.P. (2)                     1,268,486                      23.1
All officers and
 directors as a
 group (3 persons)(1)                  3,179,110                     64.4

(1) Paul T. Siemann and Barbara S. Siemann are husband and wife and hold in the aggregate 2,446,750 shares of Common Stock and common stock purchase warrants to acquire an additional 733,360 shares.

(2)  Represents 1,268,486 common stock purchase warrants.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In August 1997 the Company issued 2,250,000 shares of its Common Stock to Paul T. Siemann ("Siemann") and 500,000 shares to CBAS, Inc. ("CBAS")for $.001 per share. Subsequently, the Company issued an additional 400,000 shares to Siemann to acquire all of the outstanding capital stock of Siemann Educational Systems, Inc., the owner of DADC and a company owned and controlled by Siemann. CBAS acts as a consultant to the Company and receives a consulting fee of $15,000 per month.

     In July 1997 a subsidiary of the Company issued stock options to a third party which have since expired.

     The Company paid a consulting fee of $12,000 per month to CBAS, a principal stockholder, for the months of January, February and March 1998. Subsequently, CBAS received a consulting fee of $15,000 per month. See "Item 10 - Executive Compensation."

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

     The Company leases its office and DADC facilities from Siemann. See "Item 2
- Description of Property."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a.       Exhibits:         None

         b.       Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado, on April 15, 1999.

                                          SIEMANN EDUCATIONAL
                                          SYSTEMS, INC.



                                          By  /s/  Paul T. Siemann
                                              ----------------------------------
                                                     Paul T. Siemann,
                                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

    Signature                        Title                          Date
    ---------                        -----                          ----


/s/  Paul T. Siemann          President, Chief Executive         April 15, 1999
------------------------      Chief Financial Officer
Paul T. Siemann               (Principal Accounting Officer)
                              and Director

/s/  Joseph R. Chalupa        Vice-President and Director        April 15, 1999
------------------------
Joseph R. Chalupa

/s/  Barbara s. Siemann       Secretary and Director             April 15, 1999
------------------------
Barbara S. Siemann