Form 10QSB
period 1999-03-31
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1999-05-13
CIK 824606

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

(   )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1943 (No Fee Required)

          For the transition period from ______________ to _____________

                        Commission File number 33-18174-D

SIEMANN EDUCATIONAL SYSTEMS, INC.
--------------------------------------------------------------------------------
(Name of small business issuer in its charter)

         Colorado                                             84-1067172
-------------------------------                             --------------
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

4,207,702 shares of common stock were outstanding as of May 7, 1999.
--------------------------------------------------------------------------------

Part One.  FINANCIAL INFORMATION

     Item 1. Financial Statements

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     Assets


                                                      March 31,     December 31,
                                                        1999            1998
                                                     -----------    ------------
                                                     (Unaudited)      (Audited)
Current assets:
   Cash                                              $   117,408     $ 1,035,920
   Student accounts receivable, net                    3,153,563       2,075,759
   Student notes receivable                              802,129         811,150
   Inventory                                             127,482         105,634
   Receivable, related party                                --            12,149
   Receivable, other                                        --           175,000
   Prepaid and other                                      84,306          63,944
                                                     -----------     -----------

      Total Current Assets                             4,284,888       4,279,556

   Student accounts and notes receivable,
     long-term                                           694,700         704,026
   Property and equipment, net of
     accumulated depreciation                            923,745         794,534
   Intangibles, net                                    8,252,599       8,316,398
   Deferred financing costs, net                         139,350         148,096
   Perkins matching funds                                 70,000          70,000
   Other                                                  46,593          46,593
                                                     -----------     -----------

       Total assets                                  $14,411,875     $14,359,203
                                                     ===========     ===========

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      Liabilities and Stockholders' Equity

                                                    March 31,      December 31,
                                                      1999            1998
                                                  ------------    -------------
                                                   (Unaudited)       Audited

Current liabilities:
   Accounts payable                               $    245,605    $    427,500
   Student refunds payable and
      credit balances                                   44,462          31,928
   Accrued liabilities                                 819,253         540,456
   Deferred tuition income                           2,949,095       2,056,194
   Common stock repurchase commitment                  466,875         415,000
   Current maturities of capital leases                194,737         168,290
   Current maturities of long-term debt              1,973,131       3,521,630
                                                  ------------    ------------
      Total current liabilities                      6,693,158       7,160,998

Rent payable, related party                            133,527         140,404
Capital leases, net of current maturities              279,722         218,229
Long-term debt, net of current maturitie
 and discount                                        3,957,108       3,415,297
Note payable - stockholder, net of discount          2,319,165       2,323,405
                                                  ------------    ------------

      Total liabilities                             13,382,680      13,258,333
                                                  ------------    ------------

Redeemable warrants                                    401,671         361,635

Stockholders' equity:
   Preferred stock, $.10 par value,
      10,000,000 shares
      authorized, none outstanding                        --              --
   Common stock, $.10 par value, 100,000,000
      shares authorized, 4,207,702 (1999)
      and 3,868,750 (1998)
      shares issued and outstanding                    420,770         386,875
   Common stock repurchase commitment                 (466,875)       (415,000)
   Additional paid-in capital                        1,319,008       1,352,904
   Retained earnings (deficit)                        (645,379)       (585,544)
                                                  ------------    ------------
      Total stockholders' equity                       627,524         739,235
                                                  ------------    ------------

Total liabilities and stockholders' equity        $ 14,411,875    $ 14,359,203
                                                  ============    ============

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        1999            1998
                                                     -----------    -----------
                                                                     (Restated)
Revenue:
   Tuition revenue                                   $ 3,130,123    $   977,959
   College supply and cafeteria sales                    112,625         48,167
   Other                                                   6,303         16,002
                                                     -----------    -----------
      Total revenue                                    3,249,051      1,042,128

Operating expenses:
   Educational services and facilities                 1,187,202        447,633
   Cost of college supply and cafeteria sales            112,899         43,248
   Selling and promotion                                 417,015        149,948
   General and administrative                          1,111,049        353,531
   Depreciation and amortization                         138,943         44,434
   Bad debt expense                                       47,400         38,506
                                                     -----------    -----------
      Total operating expenses                         3,014,508      1,077,300
                                                     -----------    -----------

      Income (loss) from operations                      234,543        (35,172)

Other income (expense):
   Interest income                                        20,448          6,946
   Interest expense                                     (307,326)       (65,869)
                                                     -----------    -----------
      Income (loss) before income taxes                  (52,335)       (94,095)

Provision for income taxes                                 7,500          1,926
                                                     -----------    -----------

Net (loss)                                           $   (59,835)   $   (96,021)
                                                     ===========    ===========

Net (loss) per common share
   Basic and fully diluted                           $      (.02)   $      (.03)
                                                     ===========    ===========

Weighted number of common shares outstanding
   Basic and fully diluted                             3,895,113      3,807,357
                                                     ===========    ===========

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                         1999           1998
                                                     -----------    -----------
                                                                     (Restated)

Cash flows from operating activities:
   Net income                                        $   (59,835)   $   (96,021)
   Cash provided (used) by operating activities:
      Depreciation and amortization                      138,943         44,434
      Amortization of discount on debt                    23,010           --
      Accretion of put liability                          40,036           --
   Changes in operating assets and liabilities:
      Student accounts and notes receivable             (872,308)      (293,799)
      Inventory                                          (21,848)          --
      Prepaid expenses and other assets                  (20,362)        (6,230)
      Accounts payable                                  (181,898)       (17,137)
      Student refunds payable and credit balances         12,535          1,003
      Accrued liabilities                                278,797        186,514
      Rent payable, related party                         (6,874)         4,201
      Deferred tuition revenue                           892,899        157,176
                                                     -----------    -----------
         Net cash provided (used) by
          operating activities                           223,095        (19,859)
                                                     -----------    -----------

Cash flows from investing activities:
   Investment in acquisition of business                    --       (3,521,100)
   Purchases of property and equipment                   (38,819)       (14,032)
                                                     -----------    -----------
         Net cash (used) by investing activities         (38,819)    (3,535,132)
                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from debt                                    227,100      3,032,825
   Payments of debt and capital leases                (1,461,862)      (118,427)
   Proceeds from related party debt                      131,974      1,998,000
   Loan acquisition fees                                    --           (8,751)
                                                     -----------    -----------
         Net cash (used) by financing activities:     (1,102,788)     4,903,647
                                                     -----------    -----------

         Net (decrease) in cash                         (918,512)     1,348,656
         Cash, beginning of period                     1,035,920         18,830
                                                     -----------    -----------
         Cash, end of period                         $   117,408    $ 1,367,486
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
   Cash payments for interest                        $   318,911    $    43,585
                                                     ===========    ===========
   Cash payments for income taxes                           --             --
                                                     ===========    ===========

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


                                                    Three Months Ended March 31,
                                                         1999          1998
                                                    ----------------------------
Non-cash transactions:
      Investment in acquisition of
        business exchanged for stock                       --       $    61,968
                                                        -------     -----------
      Acquisition of leased equipment                   156,790           8,242
                                                        -------     -----------


Non-cash investing and financing transactions
   in connection with the acquisition of DPT:
      Fair value of net assets acquired                    --       $ 9,052,532
      Future stock issuance                                --          (750,000)
      Note payable to prior owner                          --        (4,340,000)
      Earnest money from prior periods applied             --          (100,000)
      Cash acquired with acquisition                       --          (341,432)
                                                        -------     -----------
      Net cash paid to acquire subsidiary                  --       $ 3,521,100
                                                        =======     ===========

      Loan fees and costs                                  --       $   174,916
      Loan discounts                                       --          (146,165)
      Deposit from prior periods applied                   --           (20,000)
                                                        -------     -----------
      Net cash paid for loan fees and costs                --       $     8,751
                                                        =======     ===========

      Value of warrants issued                             --       $   460,195
                                                        =======     ===========

               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1.  BASIS OF PRESENTATION AND ORGANIZATION

The balance sheet as of March 31, 1999, the statements of operations for the three months ended March 31, 1999 and 1998, and the statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at March 31, 1999, and for all periods presented, have been made. The balance sheet as of March 31, 1998 and the statements of operations and cash flows for the three months ended March 31, 1998, have been restated to include additional expenses in the total amount of $35,612. The effect of this change on the consolidated statement of operations for March 31, 1998 is an increase in the net loss, from the ($60,409) originally reported to ($96,021).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 10-KSB report. The results of operations for the three months ending March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

The purchase price was comprised of: $3,940,624 in cash (including 59,782 shares in repurchased common stock valued at $119,564 and $100,000 in earnest money paid in 1997), a $4,340,000 promissory note, and $750,000 in future stock. The promissory note, dated March 24, 1998, requires quarterly payments beginning in June, 1998, of $542,500 in principal plus accrued interest at 7% per annum. The note is due March 24, 2000, and is secured by a Security Agreement-Stock Pledge and a Guaranty and Security Agreement. As of May 4, 1999, the Company has obtained a bank loan, the proceeds of which have been used to pay off the remaining note balance of $2,170,000. The new bank loan is for a period of two years, with monthly payments of $98,887 (including interest at 8.75% per annum) commencing in June, 1999. The $750,000 stock payable in the transaction was satisfied by the Company issuing on March 24, 1999, 338,952 shares of its non-registered common stock.

The acquisition has been accounted for as a purchase with a substantial portion of the purchase price being allocated to goodwill and other intangible assets. The intangible assets are being amortized over various lives ranging from .75 to 40 years; the assets being amortized over 40 years constitute 93% of the total assets recorded.

In order to fund the purchase price, the Company borrowed $2,000,000 from its president and majority stockholder, and $2,900,000 from an outside financing source. The debt of $2,000,000 to the president bears 12% interest, payable monthly, and the full principal balance of the note is due on March 24, 2003. The president also received a warrant to purchase 732,360 shares of the Company's restricted common stock for an aggregate exercise price of $100 for the period ending March 24, 2003. The debt of $2,900,000 to the outside source is payable interest-only quarterly, at 12% per annum, and the principal balance and any remaining accrued interest is due on March 24, 2003. This lender received a warrant to purchase 1,268,486 shares of the Company's restricted common stock for a total exercise price of $100 beginning March 24, 2001 and ending six years after the payment of all obligations pursuant to the debt.

The warrants were valued at approximately $460,000, which is presented on the balance sheet as a discount from the debt; the discount is being amortized over the term of the related notes payable. The costs of obtaining the financing have been deferred and are also being amortized over the term of the notes payable. In accordance with an amendment to the warrant and debt agreements, the warrants or any portion of shares obtained by exercise of these warrants, will become subject to cash redemption at the discretion of the warrant or share holder beginning January 31, 2003 if the Company does not complete a public offering by January 31, 2000 (or immediately if control of the Company or DPT is sold or transferred through the end of the exercise period).

To recognize the potential cash redemption, the Company has accreted approximately $110,000 to the warrant liability. The potential maximum accretion for the five-year period ending March 2003, based on current circumstances, is approximately $2,100,000.

3.  STOCK REPURCHASE AGREEMENT

The Company sold 103,750 shares of stock for $4 per share in December, 1998, under an agreement containing a one-time "put right", exercisable on or before December 24, 1999, at a price of $6 per share. The put liability is being accreted on a straight-line basis over the twelve months beginning January 1, 1999.

4.  SEGMENT AND RELATED INFORMATION

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

     DPT: Data Processing Trainers Company, acquired in 1998, is the sole business unit reported in this segment. The principal markets for this segment include the Philadelphia, Pennsylvania metropolitan area and surrounding states.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Corporate" column includes corporate-related items, and income and expenses not allocated to reported segments.


                                    DADC            DPT          CORPORATE          TOTAL
                                 -----------------------------------------------------------
Three months ended
March 31, 1999
   Revenues                        905,239       2,343,812                -        3,249,051
   Segment profit (loss)            25,597        (49,790)         (35,642)         (59,835)
   Total assets                  3,142,511       3,057,860        8,211,504       14,411,875

Three months ended
March 31, 1998
   Revenues                        881,318         158,157            2,653        1,042,128
   Segment profit (loss)            54,169          43,556        (193,746)         (96,021)
   Total assets                  2,970,351       2,535,809        9,876,341       15,382,501



DADC and DPT segment revenues and assets as a per cent of total revenues and assets are generally comparable to those for the year ended December 31, 1998. Interest, amortization, and general and administrative expenses allocated to DPT this quarter by the parent company are approximately $68,000 in excess of the average 1998 quarterly expense allocations.

5.  SUBSEQUENT EVENT

As discussed in Note 2, in May 1999 the Company refinanced the remaining principal amount on the promissory note to the former owner of DPT. The terms of the new bank loan extend the payment period of the remaining $2,170,000 principal from one year to twenty-seven months; accordingly, as of March 31, 1999, $858,435 has been reclassified as long-term debt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1999 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" for a discussion of risks and uncertainties that could cause or contribute to such material differences.

Background and Overview

Siemann Educational Systems, Inc. ("SES") operates two private for-profit post-secondary vocational schools: Denver Automotive and Diesel College ("DADC") and Data Processing Trainers, Inc. ("DPT"). DADC, located in Denver, Colorado, provides training in automotive and diesel mechanics; the school had 311enrolled students as of March 31, 1999. The school has been designated a "Master Certified Automotive School" by the National Automotive Technicians Education Foundation, and offers several associate degree and non-degree programs. DPT, acquired by the Company on March 24, 1998 as more fully discussed below under "Acquisitions", consists of two campuses in the Philadelphia, Pennsylvania, area providing training in the areas of computer programming, business computer applications, medical office administration, and English as a second language. DPT's two campuses had enrollment of approximately 1,105 students on March 31, 1999. DADC's enrollment is slightly higher than it was on March 31, 1998, reflecting the continuing low unemployment rate in the general economy of the area. DPT's enrollment has also remained generally constant over the past year because it had reached the limits of its current physical capacity until the February 1999 expansion discussed below. Both schools have long histories, dating to 1963 (DADC) and 1987 (DPT). DADC has been operated by the Company since August 31, 1997, and, as noted above, DPT was acquired by the Company in March, 1998. For the period November, 1993 to August 31, 1997, DADC was operated by an S corporation owned by the Company's current CEO and primary stockholder.

DPT's northeast Philadelphia campus moved to a new, larger facility as of February, 1999. The campus occupied its former facility on a month-to-month basis until the move. This expansion will result in the ability to increase the student body at that campus from the current 613 to approximately 1,400. The school expects to have an additional 120 students enrolled by June of 1999. Current tuition revenue is approximately $900 per month per student. Rent expense for the new facility (including shared costs) is approximately $16,000 per month higher than at the old facility.

The Company's principal sources of revenues are tuition, related fees, and book sale charges collected from its students. Both schools record tuition at the start of each academic term as deferred tuition income, a current liability. During the term, the applicable portion of deferred tuition income is recognized as revenue each month based on aggregate number of credit hours taken by students during the term. The year is divided into terms, which are determined by start dates that vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid, and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid which is attributable to the uncompleted period of the term. The Company's campuses charge tuition at varying amounts depending on both the school and the type of program and curriculum. Each of the Company's campuses typically implements one or more tuition increases annually; DADC's last increase was 5% in July of 1998, and DPT is projecting a 6-7% increase in June of 1999. For both DADC and DPT, the highest student body levels occur during the fall terms, beginning in August/September.

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

General and administrative expense includes salaries and benefits of accounting, and school and corporate administrative personnel.

Depreciation and amortization consists of depreciation of purchased and capital-leased computer equipment, automotive training equipment, and furniture and fixtures. Amortization of intangible assets consists primarily of the costs of goodwill acquired in the purchase of DPT, and loan fees associated with that purchase.

The corporate parent allocates direct expenses incurred on behalf of the individual schools to those business segments.

Uncollectible student receivables are written off to bad debt expense on a pro-rata basis through out the year. DADC experienced a period of ineligibility for federal financial aid programs during 1996 and 1997; as a consequence, the school substantially increased the level of tuition being financed by students under installment payment plans. Bad debt expense has been approximately 4%-5% of DADC revenues in 1999 and 1998. DPT has experienced bad debts of less than 1% of revenue in 1999 and 1998.

As a result of the S Corporation status of DADC until August 31, 1997, DADC was not subject to federal and state income taxes until its acquisition by the Company. The Company's operations from September 1, 1997 to December 31, 1997 resulted in a net operating loss carry-forward of approximately $118,000, of which approximately $63,000 was utilized in 1998. Although the Company incurred a net loss in 1998, the acquisition of DPT was structured as a stock purchase, and, consequently, amortization of the intangible assets acquired in the purchase is not deductible for federal and state income tax purposes. DPT is subject on an individual company basis to state and city income and business privilege taxes.

Acquisition

On March 24, 1998, the Company acquired all of the outstanding stock of DPT for a purchase price of $9,030,624; additional direct costs of acquisition of approximately $21,900 were also capitalized. The acquisition was accounted for as a purchase. The purchase price was determined through arms-length negotiation with the independent third-party owner based on historical and projected future cash flow and earnings. DPT had minimal tangible assets, and the difference between the purchase price and the assets and liabilities assumed was recorded primarily as goodwill (82%) and trade name (11%); the balance was attributed to student contracts, curriculum and non-compete covenant.

The purchase price consisted of cash payments of $3,599,192 (net of cash acquired), a $4,340,000 note payable to DPT's former owner, and $750,000 in future stock to be issued. Funds used for the acquisition were borrowed from the company's president (in the amount of $2,000,000) and a financing subsidiary of a brokerage firm (in the amount of $2,900,000). Warrants to purchase 2,000,846 shares of the Company were issued in connection with this debt; the warrants were valued and recorded at $460,195. The warrants issued to the financing source are subject to a cash redemption requirement more fully discussed in the Company's 10-KSB at December 31, 1998.

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

As a  result  of  the  acquisition,  amortization  expense  is  expected  to  be approximately $255,000 annually for the years 1999 through 2002, and approximately $215,000 thereafter through the 40-year goodwill amortization period . The loans from the shareholder and financing subsidiary are due in five years, and interest expense at 12% will approximate $588,000 annually until maturity. Additionally, amortization of the debt discount associated with issuance of warrants in the transaction is expected to be approximately $100,000 per year. The note payable to the former owner of DPT carries interest of 7%; interest expense was approximately $203,000 in 1998 on this note. Principal and interest payments were being made quarterly through March, 1999; however, the Company obtained an 8.75% interest-rate bank loan in May, 1999 with a two-year term, and used the proceeds to retire the note payable to the former owner.

Liquidity and Capital Resources
-------------------------------

March 31, 1999 as Compared to December 31, 1998

The  Company  finances  its  operating  activities  and  capital   requirements,
including  debt   repayments,   principally  from  cash  provided  by  operating
activities and borrowings on lines of credit. The Company's cash balance decreased by $918,512 over December 31, 1998, primarily due to debt principal payments to the former owner of DPT, which were $1,085,000 during the current quarter.

Student accounts and installment notes receivable increased by $1,059,457 over December 31, 1998 balances; the timing of start dates significantly affects comparability of accounts receivable levels at any point in time, since a substantial portion of Title IV funds are collected early in each academic year.

Installment loans are payable by students over a period ranging from one to five years from inception, while Title IV funds are generally collected within the current academic year. Deferred tuition liabilities, which represent the unearned portion of current academic year receivables, increased by $892,901, commensurate with the increase in receivables. Again, the change results from normal inter-period start date timing fluctuations.

Capital expenditures unrelated to the acquisition were approximately $39,000 and $14,000 in the first quarters of 1999 and 1998, respectively. The Company expects to incur approximately $900,000 during 1999 in leasehold improvements and other capital expenditures as a result of the February relocation of one of its Philadelphia campuses, and DADC is in the process of negotiating an equipment lease consisting of approximately $260,000 in assets.

The Company has substantially reduced its long-term debt during the twelve months ended March 31, 1999 by $2,326,261, from $10,575,665 at March 31, 1998 to
$8,249,404 at March 31, 1999. (The debt amounts are inclusive of debt to shareholders.) During the current quarter, net principal reductions were $1,393,013. As previously noted, principal payments of $1,085,000 were made to the former owner of DPT in the period ended March 31, 1999; total principal payments on this debt in the twelve months ended March 31, 1999 were $2,170,000.

A stock repurchase commitment of $415,000 was recorded in December, 1998 in conjunction with a stock sale that included a put option back to the Company at a price in excess of the issue price. The additional repurchase liability is being accreted evenly over the twelve months ending December, 1999, at which time the put option is exercisable. The liability accretion was $51,875 for the current quarter, and the same amount will be recorded each subsequent quarter of 1999.

Cash provided by operating activities of $223,095 for the period ended March 31, 1999, primarily results from the addition of DPT operations to the Company; cash used by operations was $(19,859) in the first quarter of 1998. As noted above in "Acquisitions", DPT was acquired late in the first quarter of 1998 (March 24, 1998).

Results of Operations
---------------------

March 31, 1999 as Compared to March 31, 1998

The following table summarizes the Company's operating results as a percentage of net revenue for the periods indicated:

                                                 Three Months Ended March 31,
                                                   1999                1998
                                               -------------------------------
Net revenues                                       100.0               100.0
Educational services and facilities                (36.5)              (42.9)
Cost of college supplies/sales                     (3.5)               (4.2)
Selling and promotion                              (12.8)              (14.4)
General and administrative                         (34.2)              (33.9)
Depreciation and amortization                      (4.3)               (4.3)
Bad debt expense                                   (1.5)               (3.7)
                                               ------------------------------
Income from operations                              7.2                (3.4)
Interest expense - net                             (8.8)               (5.7)
Provision for income taxes                          (.2)                (.2)
                                               ------------------------------
Net income                                         (1.8)               (9.3)
                                               ==============================

Total revenues. The Company's total revenues (exclusive of interest income) increased by $2,206,923 to $3,249,051 for the three months ended March 31, 1999 over the same period of 1998. Revenues include $2,343,811 attributable to DPT's operations. DADC's revenues decreased slightly by $23,291 over the previous year's first quarter.

Educational facilities and services. The educational services and facilities cost increase of $739,569 is primarily due to the inclusion of DPT's operations for a full three months in 1999, compared to only six days of operation during the first quarter of 1998. (The acquisition of DPT occurred on March 24, 1998.) DPT incurred $830,640 of such costs in the period. DADC's expenses decreased minimally by $1,994.

Selling and promotion expense. Selling and promotion expense increased $267,067 over the previous year. Inclusion of DPT's expenses for a full quarter accounted for $186,173 of the increase, while DADC's expenses increased by $80,894 (60%). As a percent of revenue, these expenses decreased from 14.4% (reflecting DADC operations only) for the first quarter of 1998 to 12.8% (based on both DADC and DPT operations) for the 1999 period; DPT's expenses as a percent of revenue for 1999 are 8.7%, while DADC's are approximately 23%. The Company intends to focus on more effective utilization of marketing resources in DADC operations.

General and administrative. General and administrative expenses increased by $765,018 as a result of indirect expenses incurred in conjunction with the purchase of DPT, inclusion of DPT's general and administrative expenses, and continuing accounting and legal expenses associated with the Company's transition to publicly-held status. These expenses as a percent of revenue increased slightly from 33.9% in 1998's first quarter to 34.4% in 1999.

Depreciation and amortization. Amortization expenses, primarily for goodwill and other intangible assets acquired in the DPT purchase, accounted for $72,545 of the $94,509 increase. DPT's depreciation expense was $49,952, while DADC's current quarter expense was $16,466, compared to $34,021 for the first quarter of 1998.

Bad debt expense. Bad debt expense increased slightly, by $8,894. The decrease as a percent of revenue from 3.7% to 1.5% is the result of inclusion of DPT's lower bad debt rate in the average.

Income from operations. Income from operations increased by $269,715, to $234,543, over the first quarter of 1998, reflecting the positive effects of inclusion of a full quarter of DPT's operations. The Company believes the acquisition and expansion of DPT will continue to favorably affect future operating results, although the costs of moving and expansion at DPT during 1999 will hamper this to some extent.

Interest  expense.   Interest  expense  increased  $241,457  for  this  quarter, attributable primarily to acquisition borrowings and amortization of the debt discount.

Net loss. The Company's net loss for the first quarter of $59,835 reflects the substantial interest and amortization costs associated with the acquisition of DPT, which was financed primarily with debt, and which involved a cost substantially in excess of the tangible assets purchased.

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

PART II

Item 1.  LEGAL PROCEEDINGS.

None.

Item 2.  CHANGE IN SECURITIES

Per the DPT purchase agreement, 338,952 shares, representing a value of $750,000, were issued to the seller of DPT on March 24, 1999.

Item 3.  DEFAULTS ON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).  Exhibit  No.                 Description

                    27               Financial Data Schedule

         (b).  Reports on Form 8-K:

                   None


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