Form 10QSB
period 1999-06-30
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1999-08-23
CIK 824606

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1943 (No Fee Required)

         For the transition period from_______________to_______________________

                  Commission File number 33-18174-D

SIEMANN EDUCATIONAL SYSTEMS, INC.
--------------------------------------------------------------------------------
(Name of small business issuer in its charter)

              Colorado                                           84-1067172
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

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
         Yes       X                No
                -------                --------

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

4,207,702 shares of common stock were outstanding as of August 14, 1999.
--------------------------------------------------------------------------------

Part One.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                     Assets


                                                                          June 30,             December 31,
                                                                           1999                    1998
                                                                        -----------            -----------
                                                                        (Unaudited)              (Audited)

Current assets:
   Cash                                                                 $   131,818             $ 1,035,920
   Student accounts receivable, net                                       2,881,763               2,075,759
   Student notes receivable                                                 751,114                 811,150
   Inventory                                                                148,239                 105,634
   Receivable, related party                                                   --                    12,149
   Receivable, other                                                           --                   175,000
   Prepaid and other                                                         67,699                  63,944
                                                                        -----------             -----------
      Total Current Assets                                                3,980,633               4,279,556
   Student accounts and notes receivable, long-term                         662,358                 704,026
   Property and equipment, net of accumulated depreciation                1,215,462                 794,534
   Intangibles, net                                                       8,188,801               8,316,398
   Deferred financing costs, net                                            152,512                 148,096
   Perkins matching funds                                                    70,000                  70,000
   Other                                                                     46,593                  46,593
                                                                        ===========             ===========
      Total assets                                                      $14,316,359             $14,359,203
                                                                        ===========             ===========






                         SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                            (Continued)

                                  Liabilities and Stockholders' Equity

                                                                         June 30,                December 31,
                                                                           1999                       1998
                                                                       ------------             -------------
                                                                        (Unaudited)               (Audited)

Current liabilities:
   Accounts payable                                                    $    366,457              $    427,502
   Student refunds payable and credit balances                               51,652                    31,927
   Accrued liabilities and income taxes                                   1,205,059                   540,456
   Deferred tuition income                                                2,139,942                 2,056,196
   Common stock repurchase commitment                                       518,751                   415,000
   Current maturities of capital leases                                     244,946                   168,290
   Current maturities of long-term debt                                   1,729,207                 3,299,735
                                                                       ------------              ------------
      Total current liabilities                                           6,256,014                 6,939,106
Rent payable, related party                                                 132,902                   140,401
Capital leases, net of current maturities                                   486,415                   218,229
Long-term debt, net of current maturities and discount                    4,079,693                 3,781,921
Note payable - stockholder, net of discount                               2,537,678                 2,178,676
                                                                       ------------              ------------
      Total liabilities                                                  13,492,702                13,258,333
                                                                       ------------              ------------

Redeemable warrants                                                         443,722                   361,635

Stockholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares
      authorized, none outstanding                                             --                        --
   Common stock, $.10 par value, 100,000,000 shares
      authorized, 4,207,702 (1999) and 3,868,750 (1998)
      shares issued and outstanding                                         420,770                   386,875
   Common stock repurchase commitment                                      (518,751)                 (415,000)
   Additional paid-in capital                                             1,319,009                 1,352,904
   Retained earnings (deficit)                                             (841,093)                 (585,544)
                                                                       ------------              ------------
      Total stockholders' equity                                            379,935                   739,235
                                                                       ------------              ------------

Total liabilities and stockholders' equity                             $ 14,316,359              $ 14,359,203
                                                                       ============              ============








               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                                June 30,
                                                    1999              1998                 1999              1998
                                                 -------------------------------------------------------------------
                                                                   (Restated)                             (Restated)
Revenue:
   Tuition revenue                               $ 3,342,757        $ 2,764,399        $ 6,472,879        $ 3,742,358
   College supply and cafeteria sales                 75,355             83,080            187,980            131,247
   Other                                              18,153             35,189             24,456             51,191
                                                 -----------        -----------        -----------        -----------
      Total revenue                                3,436,265          2,882,668          6,685,315          3,924,796

Operating expenses:
   Educational services and facilities             1,246,356          1,196,190          2,433,558          1,618,827
   Cost of college supply and cafe sales              77,232            117,422            190,131            160,670
   Selling and promotion                             630,840            291,090          1,155,628            441,038
   General and administrative                      1,140,846            779,340          2,144,121          1,157,867
   Depreciation and amortization                     146,820            211,419            285,763            255,853
   Bad debt expense                                   47,400             38,937             94,800             77,443
                                                 -----------        -----------        -----------        -----------
      Total operating expenses                     3,289,494          2,634,398          6,304,001          3,711,698
                                                 -----------        -----------        -----------        -----------

      Income (loss) from operations                  146,771            248,270            381,314            213,098

Other income (expense):
   Interest income                                    17,165             31,802             37,613             38,748
   Interest expense                                 (328,691)          (304,159)          (636,017)          (370,028)
                                                 -----------        -----------        -----------        -----------
      Income (loss) before income taxes             (164,755)           (24,087)          (217,090)          (118,182)

Provision for income taxes                            30,959             38,523             38,459             40,449
                                                 -----------        -----------        -----------        -----------

Net (loss)                                       $  (195,714)       $   (62,610)       $  (255,549)       $  (158,631)
                                                 ===========        ===========        ===========        ===========

Net (loss) per common share
   Basic and fully diluted                       $      (.05)       $      (.02)       $      (.06)       $      (.04)
                                                 ===========        ===========        ===========        ===========

Weighted number of common shares outstanding
   Basic and fully diluted                         4,207,702          3,765,000          4,052,271          3,782,470
                                                 ===========        ===========        ===========        ===========





                    SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                        Six Months Ended June 30,
                                                                     1999                    1998
                                                                -------------------------------------
                                                                                          (Restated)
Cash flows from operating activities:
   Net (loss)                                                   $  (255,549)             $  (158,631)
   Cash provided (used) by operating activities:
      Depreciation and amortization                                 285,763                  255,853
      Amortization of discount on debt                               46,020                   23,010
      Accretion of put liability                                     82,086                   24,694
      Contributed assets                                               --                    (25,838)
   Changes in operating assets and liabilities:
      Student accounts and notes receivable                        (517,151)              (1,283,887)
      Inventory                                                     (42,605)                  (2,629)
      Prepaid expenses and other assets                             (28,401)                 (24,591)
      Accounts payable                                              (61,045)                 (12,811)
      Student refunds payable and credit balances                    19,725                   11,763
      Accrued liabilities                                           664,603                  268,716
      Rent payable, related party                                    (7,499)                   6,076
      Deferred tuition revenue                                       83,746                  376,102
                                                                -----------              -----------
         Net cash provided (used) by operating activities           269,693                 (542,173)
                                                                -----------              -----------

Cash flows from investing activities:
   Investment in acquisition of business                               --                 (3,521,100)
   Collection on loans to related parties                              --                     60,000
   Purchases of property and equipment                             (111,498)                 (38,248)
                                                                -----------              -----------
         Net cash (used) by investing activities                   (111,498)              (3,499,348)
                                                                -----------              -----------

Cash flows from financing activities:
   Proceeds from debt                                             2,411,409                3,032,825
   Payments of debt and capital leases                           (3,815,680)                (873,109)
   Proceeds from related party debt                                 341,974                2,121,443
   Loan acquisition fees                                               --                     (8,751)
                                                                -----------              -----------
         Net cash (used) by financing activities:                (1,062,297)               4,272,408
                                                                -----------              -----------

         Net (decrease) in cash                                    (904,102)                 230,887
         Cash, beginning of period                                1,035,920                   18,830
                                                                ===========              ===========
         Cash, end of period                                    $   131,818              $   249,717
                                                                ===========              ===========

Supplemental disclosure of cash flow information:
   Cash payments for interest                                   $   612,030              $   358,285
                                                                ===========              ===========
   Cash payments for income taxes                               $     2,000              $    36,135
                                                                ===========              ===========




                        SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                             (Continued)

                                                                             Six Months Ended June 30,
                                                                               1999             1998
                                                                             ---------------------------
Non-cash transactions:
      Investment in acquisition of business exchanged for stock                  --          $    61,968
                                                                             --------        -----------
      Acquisition of leased equipment                                        $447,366        $    70,322
                                                                             --------        -----------

Non-cash investing and financing transactions
   in connection with the acquisition of DPT:
      Fair value of net assets acquired                                          --          $ 9,052,532
      Future stock issuance                                                      --             (750,000)
      Note payable to prior owner                                                --           (4,340,000)
      Earnest money from prior periods applied                                   --             (100,000)
      Cash acquired with acquisition                                             --             (341,432)
                                                                             ========        ===========
      Net cash paid to acquire subsidiary                                        --          $ 3,521,100
                                                                             ========        ===========

      Loan fees and costs                                                        --          $   174,916
      Loan discounts                                                             --             (146,165)
      Deposit from prior periods applied                                         --              (20,000)
                                                                             ========        ===========
      Net cash paid for loan fees and costs                                      --          $     8,751
                                                                             ========        ===========

      Value of warrants issued                                                   --          $   460,195
                                                                             ========        ===========





               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1.  BASIS OF PRESENTATION AND ORGANIZATION

The balance sheet as of June 30, 1999, the statements of operations for the three and six months ended June 30, 1999 and 1998, and the statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at June 30, 1999, and for all periods presented, have been made. The balance sheet as of June 30, 1998 and the statements of operations and cash flows for the three months ended June 30, 1998, have been restated to include additional expenses in the total amount of $171,062. The restatements consist of the following elements: increase to accrued officer compensation - $45,000; increase to amortization expense resulting from a reclass of DPT acquisition intangible assets from goodwill to categories with shorter lives - $77,000; accrual of interest expense associated with the put options described below- $24,000; increase in the tax provision for DPT's separate company state and local income tax - $25,000. The effect of this change on the consolidated statement of operations for the three months ended June 30, 1998 is a decrease from the originally reported net income of $108,452 to a net loss of ($62,610). The cumulative effect of the expense increases for both the first quarter and the second quarter on the consolidated statement of operations for the six months ended June 30, 1998, is to present a net loss of $(158,631), rather than net income of $48,043.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 10-KSB report. The results of operations for the three months and six months ending June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

The purchase price was comprised of: $3,940,624 in cash (including 59,782 shares in repurchased common stock valued at $119,564 and $100,000 in earnest money paid in 1997), a $4,340,000 promissory note, and $750,000 in future stock. The promissory note, dated March 24, 1998, required quarterly payments beginning in June, 1998, of $542,500 in principal plus accrued interest at 7% per annum. The note was due March 24, 2000, and was secured by a Security Agreement-Stock Pledge and a Guaranty and Security Agreement. As of May 4, 1999, the Company obtained a bank loan, the proceeds of which have been used to pay off the remaining note balance of $2,170,000. The new bank loan is for a period of two years, with monthly payments of $99,043 (including interest at 8.9% per annum) commencing in June, 1999. The $750,000 stock payable in the transaction was satisfied by the Company issuing on March 24, 1999, 338,952 shares of its non-registered common stock.

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

The warrants were valued at issue at approximately $460,000, which is presented on the balance sheet as a discount from the debt; the discount is being amortized over the term of the related notes payable. The costs of obtaining the financing have been deferred and are also being amortized over the term of the notes payable. In accordance with an amendment to the warrant and debt agreements, the warrants or any portion of shares obtained by exercise of these warrants, will become subject to cash redemption at the discretion of the warrant or share holder beginning January 31, 2003 if the Company does not complete a public offering by January 31, 2000 (or immediately if control of the Company or DPT is sold or transferred through the end of the exercise period). To recognize the potential cash redemption, the Company has accreted approximately $152,000 to the warrant liability. The potential maximum accretion for the five-year period ending March 2003, based on current circumstances, is approximately $1,773,500.

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

                                     DADC             DPT             CORPORATE            TOTAL
                                 ------------------------------------------------------------------
Six months ended
June 30, 1999
   Revenues                       $1,621,850        $5,063,465                  -        $6,685,315
   Segment profit (loss)           (171,128)            50,099          (134,520)         (255,549)
   Total assets                    3,165,262         2,799,098          8,351,999        14,316,359

Six months ended
June 30, 1998 (Restated)
   Revenues                        1,577,690         2,344,453              2,653         3,924,796
   Segment profit (loss)             (1,938)           254,844          (411,537)         (158,631)
   Total assets                    2,988,886         3,288,815          8,846,628        15,124,329


DADC and DPT segment revenues and assets as a per cent of total revenues and assets are generally comparable to those for the year ended December 31, 1998. Interest, amortization, and general and administrative expenses allocated to DPT for the first two quarters of the current fiscal year by the parent company exceed such allocations in the same periods of the previous year by approximately $110,000. Consequently, DPT segment net is significantly lower in the current period, and, conversely, corporate segment net is higher, than in the prior year's period.

5.    CONTINGENCIES

The company is a defendant in an arbitration claim filed by a firm it contracted with to locate equity and debt funding sources. The claim asks for damages of $287,000. The company believes the claim is completely without merit and intends to vigorously defend its position.

6.    SUBSEQUENT EVENTS

The Company is currently negotiating with its primary shareholder regarding the issuance of new warrants to him in connection with additional funds he has loaned the Company in 1999, as well as new leases and bank loans for which he has signed with the Company as co-maker or guarantor. The warrants will likely be issued at an exercise price equivalent to the stock bid price as of August 20, 1999, which was $.25 per share. The issuance of these warrants should not result in a charge to earnings. The number of warrants to be issued and the length of the option period have yet to be determined.

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

Background and Overview

Siemann Educational Systems, Inc. ("SES") operates two private for-profit post-secondary vocational schools: Denver Automotive and Diesel College ("DADC") and Data Processing Trainers, Inc. ("DPT"). DADC, located in Denver, Colorado, provides training in automotive and diesel mechanics; the school had 278 enrolled students as of June 30, 1999. The school has been designated a "Master Certified Automotive School" by the National Automotive Technicians Education Foundation, and offers several associate degree and non-degree programs. DPT, acquired by the Company on March 24, 1998 as more fully discussed below under "Acquisitions", consists of two campuses in the Philadelphia, Pennsylvania, area providing training in the areas of computer programming, business computer applications, medical office administration, and English as a second language. DPT's two campuses had enrollment of approximately 1,109 students on June 30, 1999. DADC's enrollment is slightly higher than it was on June 30, 1998, reflecting the continuing low unemployment rate in the general economy of the area. DPT's enrollment has increased by approximately 215 students from June 30, 1998 due to the expansion of the Northeast Philadelphia campus (further discussed below). Both schools have long histories, dating to 1963 (DADC) and 1987 (DPT). DADC has been operated by the Company since August 31, 1997, and, as noted above, DPT was acquired by the Company in March, 1998. For the period November, 1993 to August 31, 1997, DADC was operated by an S corporation owned by the Company's current CEO and primary stockholder.

DPT's northeast Philadelphia campus moved to a new, larger facility as of February, 1999. This expansion will result in the ability to increase the student body at that campus from the current 638 to approximately 1,400. Current tuition revenue is approximately $900 per month per student. Rent expense for the new facility (including shared costs) is approximately $16,000 per month higher than at the old facility.

The Company's principal sources of revenues are tuition, related fees, and book sale charges collected from its students. Both schools record tuition at the start of each academic term as deferred tuition income, a current liability. During the term, the applicable portion of deferred tuition income is recognized as revenue each month based on aggregate number of credit hours taken by students during the term. The year is divided into terms, which are determined by start dates that vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid, and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid which is attributable to the uncompleted period of the term. The Company's campuses charge tuition at varying amounts depending on both the school and the type of program and curriculum. Each of the Company's campuses typically implements one or more tuition increases annually; DADC will increase tuition by an average of 6.2% as of July 1, 1999, and DPT implemented an approximate 6.5% increase as of June 1, 1999. For both DADC and DPT, the highest student body levels generally occur during the fall terms, beginning in August/September.

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

Uncollectible student receivables are written off to bad debt expense on a pro-rata basis through out the year. DADC experienced a period of ineligibility for federal financial aid programs during 1996 and 1997; as a consequence, the school substantially increased the level of tuition being financed by students under installment payment plans. Bad debt expense has been approximately 4%-6% of DADC revenues in 1999 and 1998. DPT has experienced bad debts of less than 1% of revenue in 1999 and 1998.

As a result of the S Corporation status of DADC until August 31, 1997, DADC was not subject to federal and state income taxes until its acquisition by the Company. The Company's operations from September 1, 1997 to December 31, 1997 resulted in a net operating loss carry-forward of approximately $118,000, of which approximately $104,000 was utilized in 1998. Although the Company incurred a net loss in 1998, the acquisition of DPT was structured as a stock purchase, and, consequently, amortization of the intangible assets acquired in the purchase is not deductible for federal and state income tax purposes. DPT is subject on an individual company basis to state and city income and business privilege taxes.

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

As a result of the acquisition, amortization expense is expected to be approximately $255,000 annually for the years 1999 through 2002, and approximately $215,000 thereafter through the 40-year goodwill amortization period. The loans from the shareholder and financing subsidiary are due in five years, and interest expense at 12% will approximate $588,000 annually until maturity. Additionally, amortization of the debt discount associated with issuance of warrants in the transaction is expected to be approximately $100,000 per year, and accretion of the financing subsidiary put option will impact interest expense by about $160,000 annually through 2002. The note payable to the former owner of DPT was paid off via bank debt refinancing in May, 1999; the new bank debt carries an interest rate of 8.9% over a term of 24 months. Interest on this loan will be approximately $100,000 in 1999; principal payments required during the remainder of 1999 will be approximately $593,000, or $1,034,000 less than would have been required under the note to the former owner.

Liquidity and Capital Resources
-------------------------------

June 30, 1999 as Compared to December 31, 1998

The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and borrowings on lines of credit. The Company's cash balance decreased by $904,102 over December 31, 1998, primarily due to debt principal payments to the former owner of DPT, which were $1,085,000 during the first quarter of 1999. As discussed below, DPT generally experiences a slowing of accounts receivable collections as their agency customers approach their fiscal year-ends on June 30, which results in abnormally low cash collections during the period from late May through approximately July. This period of slower than normal cash collections coincides with the lowest enrollment periods of the year. However, this is a temporary situation which should reverse by August/September. DPT's cash balances at June 30, 1999 were $64,589, compared to $551,517 at December 31, 1998. DADC's cash balances at June 30, 1999 were generally at the same level as at December 31, 1998. Cash provided by operating activities of $269,693 for the period ended June 30, 1999 compares to $542,173 cash used by operating activities for the period ended June 30, 1998.

Student accounts and installment notes receivable increased by $704,300 over December 31, 1998 balances; on a segment basis, the increases were 19% for DADC and 21% for DPT. The timing of start dates significantly affects comparability of accounts receivable levels at any point in time, since a substantial portion of Title IV funds are collected early in each academic year. Consequently, when start dates occur shortly before the end of a quarter, receivables will be higher than they would be if the quarter ended right before the culmination of an academic period. Approximately 25% of DPT's revenue derives from state and local agency student placements at the school. These agencies generally have fiscal years ending June 30, and DPT has found that as the agencies approach their year-end, their payments temporarily tail off significantly, which results in higher than normal accounts receivable balances from the end of May to the end of July or early August. Title IV funds, which account for more than half of all revenue sources at both DADC and DPT are also slightly affected by the fiscal year-end payment slow-down, to the extent that payments generally reach the schools approximately a week later than normal during the month of June. By October or November, the state and local agencies have usually caught up their late payments in full. Deferred tuition liabilities, which represent the unearned portion of current academic year receivables, increased by $83,748; the change results from normal inter-period start date timing fluctuations.

Capital expenditures unrelated to the acquisition were approximately $111,500 and $38,000 in the first six months of 1999 and 1998, respectively. An additional $447,366 in capital lease obligations were also incurred during the period. During 1999, the Company expects to incur approximately $900,000 of leasehold improvement expenditures, capital expenditures and lease obligations as a result of the relocation of one of its Philadelphia campuses. DADC replaced much of its computer and instructional equipment in May 1999 via new capital leases of approximately $277,000. Principal payments on capital lease obligations were $102,523 during the period.

Accrued liabilities and income taxes increased from $540,456 at December 31, 1998 to $1,205,059 at June 30, 1999. The increase was greatest at DPT, where liabilities rose to $490,202 at June 30 from approximately $136,000 at December
31. The combination of increased expenses associated with DPT's move and expansion in Philadelphia and upcoming opening of a Denver branch, normal seasonal reductions in the size of the student body, and the cash flow issues described above were the primary causation factors for the overall liability increase. Management expects the Company's cash position and level of current liabilities to improve markedly by October, concurrent with the highest enrollment periods of the year, and the resumption of normal payment patterns by agency customers.

The Company has substantially reduced its long-term debt during the twelve months ended June 30, 1999 by $1,520,651, from $9,867,229 at June 30, 1998 to
$8,346,578 at June 30, 1999. (The debt amounts are inclusive of debt to shareholders.) During the current period, net principal payments were $959,773. As previously noted, principal payments of $1,085,000 were made to the former owner of DPT.

A stock repurchase commitment of $415,000 was recorded in December, 1998 in conjunction with a stock sale that included a put option back to the Company at a price in excess of the issue price. The additional repurchase liability is being accreted evenly over the twelve months ending December, 1999, at which time the put option is exercisable. The liability accretion was $103,750 for the current period; $51,875 will be recorded each remaining quarter of 1999.

Results of Operations
---------------------

June 30, 1999 as Compared to June 30, 1998

The following table summarizes the Company's operating results as a percentage of net revenue for the periods indicated:

                                                            Three Months Ended            Six Months
                                                                 June 30,               Ended June 30,
                                                            1999         1998         1999          1998
                                                       --------------------------------------------------
         Net revenues                                       100.0        100.0        100.0         100.0
         Educational services and facilities               (36.2)       (41.5)       (36.4)        (41.2)
         Cost of college supplies/sales                     (2.2)        (4.1)        (2.8)         (4.1)
         Selling and promotion                             (18.4)       (10.1)       (17.3)        (11.2)
         General and administrative                        (33.2)       (27.0)       (32.1)        (29.6)
         Depreciation and amortization                      (4.3)        (7.3)        (4.3)         (6.5)
         Bad debt expense                                   (1.4)        (1.4)        (1.4)         (2.0)
                                                      ---------------------------------------------------
         Income from operations                               4.3          8.6          5.7           5.4
         Interest expense - net                             (9.1)        (9.5)        (8.9)         (8.4)
         Provision for income taxes                          (.9)        (1.3)         (.6)         (1.0)
                                                      ===================================================
         Net income                                         (5.7)        (2.2)        (3.8)         (4.0)
                                                      ===================================================

Total revenues. The Company's total revenues increased by $2,760,519 to $6,685,315 for the six months ended June 30, 1999 over the same period of 1998. Revenues include $5,063,465 attributable to DPT's operations. (For the 1998 quarters, DPT operations are included for only the period March 24 to June 30.) DADC's revenues increased slightly by $44,160 over the previous year's first six months, commensurate with a modest student enrollment increase. DPT revenues for the second quarter of 1999 exceeded those for the first quarter by approximately $376,000; the effects of the expansion of the Northeast facility began to produce results in this quarter. The student population at DPT rose from approximately 980 at December 31, 1998 to 1,109 by June 30, 1999.

Educational facilities and services. Educational services and facilities costs were constant at approximately 36% of revenue for both the first and second quarters of 1999. They are somewhat lower as a percent of revenue from the prior year due partially to the fact that DADC's expenses per student are higher than DPT's (the prior year includes DPT's operations from only March 24 to June 30). DPT's expenses constituted 34% of revenue, while DADC's were approximately 43% of revenue.

Selling and promotion expense. Selling and promotion expense as a percent of revenue increased significantly over the previous year, from 11.2% of revenue to 17.3% of revenue. DADC is continuing to struggle to attract students in the low unemployment environment Denver has been experiencing for some time. To begin to address the problem, four new national recruiters were hired approximately a year ago, which has resulted in approximately $172,000 of higher marketing expenses for the period ended June 30, 1999 than for the same period in 1998. These expenditures are the sole cause of the increased loss for DADC for this year compared to last year. Because such national marketing efforts to attract out-of-area students generally require a period of two years to produce results, the expenditures have not yet led to any measurable student population or revenue increases. Because of the level of up-front recruiting expense management believes is necessary to produce any significant improvement in DADC's prospects, the Company is actively searching for investors to assist in funding this effort, and has had concrete discussions with several potential sources. DPT has also significantly increased expenditures in this area in conjunction with its Northeast Philadelphia campus move and expansion, which it must now attract enough students to operate at full capacity. Although local recruiting efforts produce faster results than national campaigns, the expenditures still occur somewhat in advance of revenues. Admissions salaries and related expenses at DPT were $107,000 for the second quarter of 1999 (and $215,000 for the first two quarters), compared to approximately $25,000 for the same quarter of 1998. Note that admissions salaries for the first quarter of 1999 and 1998 have been reclassified from general and administrative expense to their correct classification in these financial statements.

General and administrative. DADC's general and administrative expenses have increased from approximately $151,000 in the 1998 period to $211,000 for the current year; print shop expenses, administrative salaries, student services expenses and property taxes have all increased, among other miscellaneous categories. DPT's increase to $864,000 from $449,000 for the same period is related to the campus move and expansion noted above. The majority of the increase is in student services salaries and related expenses (placement, student relations, financial aid) associated with gearing up to handle the larger student population which will result from the expansion; again, such expenses are incurred in advance of the revenue associated with them. DPT is also in the process of opening a small Denver branch; Department of Education approvals were finalized in August, and a class of 17 students was enrolled as of August 16. Approximately $30,000 of start-up costs related to this branch is included in current quarter expenses.

Depreciation and amortization. Amortization expenses, primarily for goodwill and other intangible assets acquired in the DPT purchase, decreased by 34% over 1998; the student contracts acquired with DPT were fully amortized as the end of 1998.

Bad debt expense. Bad debt expense has remained relatively constant at a blended rate of approximately 1.4% since the acquisition of DPT.

Income from operations. Income from operations for the quarter ended June 30, 1999 decreased by approximately $100,000 from the same quarter of 1998; however, without the increased marketing expenses at DADC, income from operations would have been approximately $70,000 higher than the prior year's second quarter. The increases in selling and promotion, and general and administrative expenses were the primary factors in the decrease. DADC's loss from operations for the six months ended June 30, 1999 was approximately $171,000, compared to a loss of $2,000 for the prior year period; selling and promotion expense increases of $172,000 (more fully discussed above) were the exclusive reason for the difference.

Interest expense. Interest expense has remained at a fairly constant percent of revenue since the acquisition of DPT; interest on acquisition indebtedness accounts for approximately 80% of total interest expense for the Company.

Net loss. The Company's net loss of $(255,549), compared to $(158,631) for the first six months of the prior year, has resulted from the increased marketing and G&A expenses discussed above.

Year 2000. The Company relies on internal computer systems for accounting and student record-keeping purposes, and, in the case of DPT, for provision of training to students. DADC has installed new computer hardware that has been determined to be Year 2000 compliant by the vendor; the replacement would have been necessary without Year 2000 issues, and the cost is consequently not directly related to Year 2000 compliance. Its student record-keeping system software has been upgraded by the vendor to Year 2000 compliance, and has been installed on the new hardware. The accounting system will also be upgraded during 1999; however, the system is off-the-shelf, inexpensive, and readily available, and will not require significant advance time or cost for installation or conversion. DPT's MIS managers and programmers regularly update the software and hardware utilized for student training, and believe the systems are currently Year 2000 compliant. DPT primarily uses standard off-the-shelf spreadsheet software for student record-keeping purposes, and will purchase a newer version at minor cost shortly if the current version is determined not to be reliable. DPT has recently purchased and installed accounting software that the vendor has confirmed is Year 2000 compliant.

The Company has initiated formal communications with all of its significant systems providers to determine the extent to which the Company is vulnerable to third parties' failure to remediate their Year 2000 issues. The primary third-party computer systems on which the Company relies are student loan processing and record-keeping, payroll processing, and banking. All of the Company's service providers in those areas have been contacted, and, with the exception of a required upgrade in payroll processing software which the Company will implement in the next three months, all have responded with written documentation to the Company that the systems they are using externally or have provided to the Company are Year 2000 compliant.


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