Form 10QSB
period 1999-09-30
SIEMANN EDUCATIONAL SYSTEMS INC
filed 1999-11-22
CIK 824606

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1943 (No Fee Required)

     For the transition period from___________to_____________

                        Commission File number 33-18174-D

SIEMANN EDUCATIONAL SYSTEMS, INC.
--------------------------------------------------------------------------------
(Name of small business issuer in its charter)

              Colorado                                           84-1067172
---------------------------------------------                -------------------
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

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No _____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

4,207,702 shares of common stock were outstanding as of November 15, 1999.
--------------------------------------------------------------------------------



Part One. FINANCIAL INFORMATION

     Item 1. Financial Statements

                  SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                        Assets


                                                            September 30,  December 31,
                                                                 1999           1998
                                                            ---------------------------
                                                             (Unaudited)     (Audited)

Current assets:
   Cash                                                      $   164,150   $ 1,035,920
   Student accounts and notes receivable, net                  3,731,671     2,886,909
   Inventory                                                     112,324       105,634
   Receivable, related party                                        --          12,149
   Receivable, other                                                --         175,000
   Prepaid and other                                              95,636        63,944
                                                             -------------------------
      Total Current Assets                                     4,103,781     4,279,556
   Student accounts and notes receivable, long-term            1,338,091       704,026
   Property and equipment, net of accumulated depreciation     1,232,374       794,534
   Intangibles, net                                            8,125,002     8,316,398
   Deferred financing costs, net                                 141,028       148,096
   Perkins matching funds                                         70,000        70,000
   Other                                                          46,593        46,593
                                                             -------------------------
      Total assets                                           $15,056,869   $14,359,203
                                                             =========================




                  SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Continued)

                         Liabilities and Stockholders' Equity

                                                          September 30,    December 31,
                                                              1999             1998
                                                          -----------------------------
                                                          (Unaudited)       (Audited)

Current liabilities:
   Accounts payable                                       $    440,530    $    427,502
   Student refunds payable and credit balances                  18,301          31,927
   Accrued liabilities and income taxes                      1,239,327         540,456
   Deferred tuition income                                   2,945,994       2,056,196
   Common stock repurchase commitment                          570,627         415,000
   Current maturities of capital leases                        244,946         168,290
   Current maturities of long-term debt                      1,472,160       3,299,735
                                                          ----------------------------
      Total current liabilities                              6,931,885       6,939,106
Rent payable, related party                                    132,902         140,401
Capital leases, net of current maturities                      477,697         218,229
Long-term debt, net of current maturities and discount       4,024,530       3,781,921
Note payable - stockholder, net of discount                  2,993,800       2,178,676
                                                          ----------------------------
      Total liabilities                                     14,560,814      13,258,333
                                                          ----------------------------

Redeemable warrants                                            482,197         361,635

Stockholders' equity:
   Preferred stock, $.10 par value, 10,000,000 shares
      authorized, none outstanding                                --              --
   Common stock, $.10 par value, 100,000,000 shares
      authorized, 4,207,702 (1999) and 3,868,750 (1998)
      shares issued and outstanding                            420,770         386,875
   Common stock repurchase commitment                         (570,626)       (415,000)
   Additional paid-in capital                                1,319,009       1,352,904
   Retained earnings (deficit)                              (1,155,295)       (585,544)
                                                          ----------------------------
      Total stockholders' equity                                13,858         739,235
                                                          ----------------------------

Total liabilities and stockholders' equity                $ 15,056,869    $ 14,359,203
                                                          ============================



                          SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                   1999            1998             1999           1998
                                               ------------------------------------------------------------
                                                                (Restated)                      (Restated)
Revenue:
   Tuition revenue                             $  3,114,579    $  2,892,504    $  9,587,458    $  6,634,862
   College supply and cafeteria sales               143,801         110,358         331,781         241,605
   Other                                             62,520          42,255          86,976          93,446
                                               ------------------------------------------------------------
      Total revenue                               3,320,900       3,045,117      10,006,215       6,969,913

Operating expenses:
   Educational services and facilities            1,274,685       1,332,055       3,708,243       2,950,882
   Cost of college supply and cafe sales            154,397          99,866         344,528         260,536
   Selling and promotion                            633,660         375,022       1,789,288         816,060
   General and administrative                     1,059,216         700,309       3,203,337       1,858,176
   Depreciation and amortization                    149,188         217,872         434,951         473,725
   Bad debt expense                                  47,400          24,844         142,200         102,287
                                               ------------------------------------------------------------
      Total operating expenses                    3,318,546       2,749,968       9,622,547       6,461,666
                                               ------------------------------------------------------------

      Income (loss) from operations                   2,354         295,149         383,668         508,247

Other income (expense):
   Interest income                                   21,433          28,822          59,046          67,570
   Interest expense                                (333,421)       (297,248)       (969,438)       (667,276)
                                               ------------------------------------------------------------
      Income (loss) before income taxes            (309,634)         26,723        (526,724)        (91,459)

Provision for income taxes                            4,568          36,256          43,027          76,705
                                               ------------------------------------------------------------

Net (loss)                                     $   (314,202)   $     (9,533)   $   (569,751)   $   (168,164)
                                               ============================================================

Net (loss) per common share
   Basic and fully diluted                     $       (.07)   $       (.00)   $       (.14)   $       (.04)
                                               ============================================================

Weighted number of common shares outstanding
   Basic and fully diluted                        4,207,702       3,765,000       4,104,651       3,776,583
                                               ============================================================




                  SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                          Nine Months Ended September 30,
                                                                1999           1998
                                                          -------------------------------
                                                                            (Restated)
Cash flows from operating activities:
   Net (loss)                                               $  (569,751)   $  (168,164)
   Cash provided (used) by operating activities:
      Depreciation and amortization                             434,951        473,725
      Amortization of discount on debt                           69,030         46,020
      Accretion of put liability                                120,561         51,500
      Contributed assets                                           --          (25,838)
   Changes in operating assets and liabilities:
      Student accounts and notes receivable                  (1,291,678)    (1,457,521)
      Inventory                                                  (6,690)           538
      Prepaid expenses and other assets                         (55,984)        13,506
      Accounts payable                                           13,028        (43,814)
      Student refunds payable and credit balances               (13,626)          (658)
      Accrued liabilities                                       698,871        452,907
      Rent payable, related party                                (7,499)         5,625
      Deferred tuition revenue                                  889,798        867,365
                                                            --------------------------
         Net cash provided (used) by operating activities       281,011        215,191
                                                            --------------------------

Cash flows from investing activities:
   Investment in acquisition of business                           --       (3,521,100)
   Loans to related parties                                        --           (7,000)
   Collection on loans to related parties                          --          148,300
   Purchases of property and equipment                         (150,676)       (92,079)
                                                            --------------------------
         Net cash (used) by investing activities               (150,676)    (3,471,879)
                                                            --------------------------

Cash flows from financing activities:
   Proceeds from debt                                         2,420,553      3,257,979
   Payments of debt and capital leases                       (4,212,242)    (1,580,115)
   Proceeds from related party debt                             789,584      2,127,500
   Payments of related party debt                                  --          (75,000)
   Deferred stock offering costs                                   --          (82,125)
   Loan acquisition fees                                           --           (8,751)
                                                            --------------------------
         Net cash (used) by financing activities             (1,002,105)     3,639,488
                                                            --------------------------

         Net (decrease) in cash                                (871,770)       382,800
         Cash, beginning of period                            1,035,920         18,830
                                                            --------------------------
         Cash, end of period                                $   164,150    $   401,630
                                                            ==========================
Supplemental disclosure of cash flow information:
   Cash payments for interest                               $   917,228    $   470,992
                                                            ==========================
   Cash payments for income taxes                           $     2,000    $    36,135
                                                            ==========================


               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                         Nine Months Ended September 30,
                                                                1999         1998
                                                         -------------------------------
Non-cash transactions:
Investment in acquisition of business exchanged for stock          --            --
                                                            -------------------------
Acquisition of leased equipment                             $   499,359   $   145,517
                                                            -------------------------


Non-cash investing and financing transactions in
connection with the acquisition of DPT:
      Fair value of net assets acquired                            --     $ 9,052,532
      Future stock issuance                                        --        (750,000)
      Note payable to prior owner                                  --      (4,340,000)
      Earnest money from prior periods applied                     --        (100,000)
      Cash acquired with acquisition                               --        (341,432)
                                                            -------------------------
      Net cash paid to acquire subsidiary                          --     $ 3,521,100
                                                            =========================

      Loan fees and costs                                          --     $   174,916
      Loan discounts                                               --        (146,165)
      Deposit from prior periods applied                           --         (20,000)
                                                            -------------------------
      Net cash paid for loan fees and costs                        --     $     8,751
                                                            =========================

      Value of warrants issued                                     --     $   460,195
                                                            =========================


               SIEMANN EDUCATIONAL SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1. BASIS OF PRESENTATION AND ORGANIZATION

The balance sheet as of September 30, 1999, the statements of operations for the three and nine months ended September 30, 1999 and 1998, and the statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1999, and for all periods presented, have been made. The balance sheet as of September 30, 1998 and the statements of operations for the three months ended September 30, 1998, have been restated to include additional expenses in the total amount of $154,908. The restatements consist of the following elements: increase to accrued officer compensation - $30,000; increase to amortization expense resulting from a reclass of DPT acquisition intangible assets from goodwill to categories with shorter lives - $77,400; accrual of interest expense associated with the put options described below- $26,800; increase in the tax provision for DPT's separate company state and local income tax - $12,200; other
- $8,500. The effect of this change on the consolidated statement of operations for the three months ended September 30, 1998 is a decrease from the originally reported net income of $145,375 to a net loss of ($9,533). The cumulative effect of the expense increases for the first to third quarters on the consolidated statement of operations for the nine months ended September 30, 1998, is to present a net loss of $(168,164), rather than net income of $112,418.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is recommended that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 10-KSB report. The results of operations for the three months and nine months ending September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

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

The warrants were valued at issue at approximately $460,000, which is presented on the balance sheet as a discount from the debt; the discount is being amortized over the term of the related notes payable. The costs of obtaining the financing have been deferred and are also being amortized over the term of the notes payable. In accordance with an amendment to the warrant and debt agreements, the warrants or any portion of shares obtained by exercise of these warrants, will become subject to cash redemption at the discretion of the warrant or share holder beginning January 31, 2003 if the Company does not complete a public offering by January 31, 2000 (or immediately if control of the Company or DPT is sold or transferred through the end of the exercise period). To recognize the potential cash redemption, the Company has accreted approximately $190,500 to the warrant liability. The potential maximum accretion for the five-year period ending March 2003, based on current circumstances, is approximately $1,544,700.

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


                                     DADC            DPT           CORPORATE        TOTAL
                                ------------------------------------------------------------
Nine months ended
September 30, 1999
   Revenues                     $  2,457,143    $  7,549,072            --      $ 10,006,215
   Segment profit (loss)            (278,206)       (108,756)       (182,789)       (569,751)
   Total assets                    3,360,919       3,418,622       8,277,328      15,056,869

Nine months ended
September 30, 1998 (Restated)
   Revenues                        2,357,377       4,612,536            --         6,969,913
   Segment profit (loss)             (20,362)        (44,044)       (103,758)       (168,164)
   Total assets                    3,323,331       3,213,495       8,775,959      15,312,785



DPT segment revenues and losses for September 30, 1998 include only the period from March 24, 1998 (date of acquisition) to September 30, 1998. DADC and DPT segment revenues and assets as a per cent of total revenues and assets are generally comparable to those for the year ended December 31, 1998. Interest, amortization, and general and administrative expenses allocated to DPT for the first three quarters of the current fiscal year by the parent company exceed such allocations in the same periods of the previous year by approximately $53,000 per quarter.

5. CONTINGENCIES

The company is a defendant in an arbitration claim filed by a firm it contracted with to locate equity and debt funding sources. The claim asks for damages of $287,000. The company has counter-claimed, believes the suit is completely without merit, and intends to vigorously defend its position. No communication has been received from the respondent on the counter-claim.

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

Background and Overview

Siemann Educational Systems, Inc. ("SES") operates two private for-profit post-secondary vocational schools: Denver Automotive and Diesel College ("DADC") and Data Processing Trainers, Inc. ("DPT"). DADC, located in Denver, Colorado, provides training in automotive and diesel mechanics; the school had 371 enrolled students as of September 30, 1999. The school has been designated a "Master Certified Automotive School" by the National Automotive Technicians Education Foundation, and offers several associate degree and non-degree programs. DPT, acquired by the Company on March 24, 1998 as more fully discussed below under "Acquisitions", consists of two campuses in the Philadelphia, Pennsylvania, area providing training in the areas of computer programming, business computer applications, medical office administration, and English as a second language. DPT's two Pennsylvania campuses had enrollment of approximately 1,119 students on September 30, 1999. Additionally, DPT has commenced a small program operating out of the Company's corporate office location in Denver, Colorado, which had an enrollment of 23 students on September 30, 1999. DADC's enrollment is 26% higher than it was on September 30, 1998, as its increased marketing efforts have begun to have an effect. DPT's enrollment has increased by approximately 14% from September 30, 1998, primarily due to the expansion of the Northeast Philadelphia campus (further discussed below). Both schools have long histories, dating to 1963 (DADC) and 1987 (DPT). DADC has been operated by the Company since August 31, 1997, and, as noted above, DPT was acquired by the Company in March, 1998. For the period November, 1993 to August 31, 1997, DADC was operated by an S corporation owned by the Company's current CEO and primary stockholder.

DPT's northeast Philadelphia campus moved to a new, larger facility as of February, 1999. This expansion will result in the ability to increase the student body at that campus from the current 590 to approximately 1,400. Current tuition revenue is approximately $900 per month per student. Rent expense for the new facility (including shared costs) is approximately $16,000 per month higher than at the old facility.

The Company's principal sources of revenues are tuition, related fees, and book sale charges collected from its students. Both schools record tuition at the start of each academic term as deferred tuition income, a current liability.

During the term, the applicable portion of deferred tuition income is recognized as revenue each month based on aggregate number of credit hours taken by students during the term. The year is divided into terms, which are determined by start dates that vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid, and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid which is attributable to the uncompleted period of the term. The Company's campuses charge tuition at varying amounts depending on both the school and the type of program and curriculum. Each of the Company's campuses typically implements one or more tuition increases annually; DADC increased tuition by approximately 6.2% on July 1, 1999, and DPT implemented an approximate 6.5% increase effective June 1, 1999 for some programs and August 1, 1999 for other programs. For both DADC and DPT, the highest student body levels generally occur during the fall terms, beginning in August/September.

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

As a result of the acquisition, amortization expense is expected to be approximately $255,000 annually for the years 1999 through 2002, and approximately $215,000 thereafter through the 40-year goodwill amortization period. The loans from the shareholder and financing subsidiary are due in five years, and interest expense at 12% will approximate $588,000 annually until maturity. Additionally, amortization of the debt discount associated with issuance of warrants in the transaction is expected to be approximately $100,000 per year, and accretion of the financing subsidiary put option will impact interest expense by about $160,000 annually through 2002. The note payable to the former owner of DPT was paid off via bank debt refinancing in May, 1999; the new bank debt carries an interest rate of 8.9% over a term of 24 months. Interest on this loan will be approximately $100,000 in 1999; principal payments required during the remainder of 1999 will be approximately $258,000, or $285,000 less than would have been required under the note to the former owner.

Liquidity and Capital Resources
-------------------------------

September 30, 1999 as Compared to December 31, 1998

The Company finances its operating activities and capital requirements, including debt repayments, principally from cash provided by operating activities and borrowings on lines of credit. The Company's cash balance decreased by $871,770 over December 31, 1998, primarily due to debt principal payments to the former owner of DPT, which were $1,085,000 during the first quarter of 1999. As discussed below, DPT generally experiences a slowing of accounts receivable collections as their agency customers approach their fiscal year-ends on June 30, which results in abnormally low cash collections during the period from late May through approximately July. This period of slower than normal cash collections coincides with the lowest enrollment periods of the year. DPT's cash balances at September 30, 1999 were $126,000, compared to $551,500 at December 31, 1998, and $65,000 at June 30, 1999. DADC's cash balances at September 30, 1999 have declined by approximately $30,000 from the level at December 31, 1998. Cash provided by operating activities of $281,011 for the period ended September 30, 1999 compares to $215,191 for the period ended September 30, 1998, an increase of approximately 30%.

Student accounts and installment notes receivable increased by $1,291,678 over December 31, 1998 balances; on a segment basis, the increases were 19% for DADC and 56% for DPT. DPT's accounts receivable level represents a 2% increase over the same date for the prior year, while DADC's level constitutes a 9% decrease. Because the fall start dates tend to produce the highest seasonal enrollment levels, accounts receivable are normally at their highest level for the year at September 30. Additionally, Title IV funds, which account for more than half of all revenue sources at both DADC and DPT, are affected by a fiscal year-end payment slow-down, to the extent that payments generally reach the schools approximately a week later than normal at this period end. State and local agency placements, which are approximately 25% of DPT's enrollment, have a June 30 fiscal year end with a longer payment slowdown period. By October or November, the federal, as well as the state and local agencies, have generally caught up their delayed payments in full. Deferred tuition liabilities, which represent the unearned portion of current academic year receivables, increased by $234,751, or 9%; the change results from normal inter-period start date timing fluctuations as well as the seasonal high enrollment levels.

Capital expenditures unrelated to the acquisition were approximately $150,600 and $92,000 in the first nine months of 1999 and 1998, respectively. An additional $499,359 in capital lease obligations were also incurred during the period. DADC replaced much of its computer and instructional equipment in May 1999 via new capital leases of approximately $277,000. Principal payments on capital lease obligations were $163,235 during the period.

Accrued liabilities and income taxes increased from $540,456 at December 31, 1998 to $1,239,327 at September 30, 1999. The increase was greatest at DPT, where liabilities rose to $637,822 at September 30 from approximately $136,000 at December 31. The combination of increased expenses associated with DPT's move and expansion in Philadelphia and opening of a Denver branch, and the cash flow issues described above were the primary causation factors for the overall liability increase. Management expects the Company's cash position and level of current liabilities to improve by October, concurrent with the highest enrollment periods of the year, and the resumption of normal payment patterns by agency customers.

The Company has reduced its outside current and long-term debt at September 30, 1999 by $1,585,000 from the level at December 31, 1998, but increased its borrowing from its principal shareholder by $815,000 during the same period. Net overall principal reductions were $770,000. Expense increases, revenue decreases (discussed below), and seasonal high accounts receivable levels required additional cash infusions from the principal shareholder.

A stock repurchase commitment of $415,000 was recorded in December, 1998 in conjunction with a stock sale that included a put option back to the Company at a price in excess of the issue price. The additional repurchase liability is being accreted evenly over the twelve months ending December, 1999, at which time the put option is exercisable. The liability accretion was $155,625 for the current period; $51,875 will be recorded for the remaining quarter of 1999.

Based on preliminary discussions with the shareholder, it is likely the put due date will be extended beyond December 24, with additional interest likely to be paid from the due date until the extended put payment date.

Results of Operation
--------------------
September 30, 1999 as Compared to September 30, 1998

The following table summarizes the Company's operating results as a percentage of net revenue for the periods indicated:

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                              1999     1998     1999      1998
                                           -------------------------------------
     Net revenues                            100.0    100.0    100.0    100.0
     Educational services and facilities     (38.4)   (43.7)   (37.1)   (42.3)
     Cost of college supplies/sales           (4.7)    (3.3)    (3.4)    (3.7)
     Selling and promotion                   (19.1)   (12.3)   (17.9)   (11.7)
     General and administrative              (31.9)   (23.0)   (32.0)   (26.7)
     Depreciation and amortization            (4.4)    (7.2)    (4.4)    (6.8)
     Bad debt expense                         (1.4)     (.8)    (1.4)    (1.5)
                                             ---------------------------------
     Income from operations                     .1      9.7      3.8      7.3
     Interest expense - net                   (9.5)    (8.9)    (9.1)    (8.6)
     Provision for income taxes                (.1)    (1.2)     (.4)    (1.1)
                                             ---------------------------------
     Net income                               (9.5)     (.4)    (5.7)    (2.4)
                                             =================================

Total revenues. The Company's total revenues increased by $3,036,302 to $10,006,215, for the nine months ended September 30, 1999 over the same period of 1998. Revenues include $7,549,072 attributable to DPT's operations. (For the 1998 quarters, DPT operations are included for only the period March 24 to June 30.) DADC's revenues increased by $99,766, or 4%, over the previous year's first nine months; although the student population is up 26% at September 30, 1999 compared to 1998, the increase is recent and will take some time to be reflected in revenue. DPT revenues for the third quarter of 1999 decreased by approximately $175,000 from average quarterly revenue for the first and second quarters of 1999. Mainframe programming training, which has in the past accounted for approximately 12% of revenue, has dropped to negligible levels since June, 1999. The low demand for such training reflects local employers' belief that their Year 2000 problems have been corrected, and/or their intentions to wait until after January 1 to further address the issue. DPT has recently developed customized training programs for the Philadelphia Private Industry Council, which has generated some replacement revenue. The Company estimates that mainframe revenue declined by approximately $400,000 for the year-to-date, and that approximately $200,000 in replacement program revenue has been generated.

Educational facilities and services. Educational services and facilities costs were constant at approximately 37% of revenue for the first three quarters of 1999. They are somewhat lower as a percent of revenue from the prior year due partially to the fact that DADC's expenses per student are higher than DPT's (the prior year includes DPT's operations from only March 24 to June 30). DPT's expenses constituted 35% of revenue, while DADC's were approximately 43% of revenue.

Selling and promotion expense. Selling and promotion expense as a percent of revenue increased significantly over the previous year, from 11.7% of revenue to 17.9% of revenue. DADC is continuing to struggle to attract students in the low unemployment environment Denver has been experiencing for some time. To begin to address the problem, four new national recruiters were hired approximately 15 months ago, which has resulted in approximately $280,000 of higher marketing expenses for the period ended September 30, 1999 than for the same period in 1998. These expenditures are the primary cause of the $258,000 increased loss for this year compared to last year. Because such national marketing efforts to attract out-of-area students generally require a period of two years to produce full results, the expenditures have not yet led to any significant revenue increases, although the student population levels at September 30, 1999 are up over the prior year, as discussed previously. DPT has also significantly increased expenditures in this area in conjunction with its Northeast Philadelphia campus move and expansion, which it must now attract enough students to operate at full capacity. Although local recruiting efforts produce faster results than national campaigns, the expenditures still occur somewhat in advance of revenues. DPT's marketing expenses through September 30, 1999 are approximately $71,000 higher than for the same period of 1998.

General and administrative. DADC's general and administrative expenses have increased from approximately $496,000 in the 1998 period to $635,000 for the current year-to-date; print shop expenses, administrative salaries, student services expenses and property taxes have all increased, among other miscellaneous categories. Although DPT's quarterly average expense is $705,000 this year, compared to $373,000 last year (reflecting the campus move and expansion noted above), DPT's general and administrative expense for the most recent quarter was $486,000. The majority of the increase is in student services salaries and related expenses (placement, student relations, financial aid) associated with gearing up to handle the larger student population which will result from the expansion; again, such expenses are incurred in advance of their associated revenue. DPT has opened a small Denver branch; Department of Education approvals were finalized in August, and an initial class of 17 students was enrolled on August 16. Enrollment was 23 on September 30, 1999, and has subsequently increased to 45.

Depreciation and amortization. Quarterly amortization expenses, primarily for goodwill and other intangible assets acquired in the DPT purchase, decreased by approximately 50% over 1998; the student contracts acquired with DPT were fully amortized as the end of 1998.

Bad debt expense. Bad debt expense has remained relatively constant at a blended rate of approximately 1.5% since the acquisition of DPT.

Income from operations. Income from operations for the quarter ended September 30, 1999 decreased by approximately $290,000 from the same quarter of 1998. The increases in selling/promotion, and general/administrative expenses, as well as the mainframe programming revenue decrease, were the primary causative factors.

Interest expense. Interest expense has remained at a fairly constant percent of revenue since the acquisition of DPT; interest on acquisition indebtedness accounts for approximately 80% of total interest expense for the Company.

Net loss. The Company's net loss was $(569,751), compared to $(168,164) for the first nine months of the prior year. In addition to the revenue and expense change factors discussed above, interest expense at September 30, 1998 was inclusive of DPT acquisition indebtedness for only two quarters, while 1999 includes three quarters.

Year 2000. The Company relies on internal computer systems for accounting and student record-keeping purposes, and, in the case of DPT, for provision of training to students. DADC has installed new computer hardware that has been determined to be Year 2000 compliant by the vendor; the replacement would have been necessary without Year 2000 issues, and the cost is consequently not directly related to Year 2000 compliance. Its student record-keeping system software has been upgraded by the vendor to Year 2000 compliance, and has been installed on the new hardware. The accounting system has also been upgraded during 1999; the system is off-the-shelf, and did not require significant cost for installation or conversion. DPT's MIS managers and programmers regularly update the software and hardware utilized for student training, and believe the systems are currently Year 2000 compliant. DPT primarily uses standard off-the-shelf spreadsheet software for student record-keeping purposes, and has purchased a newer version at minor cost. DPT has recently purchased and installed accounting software that the vendor has confirmed is Year 2000 compliant.

The Company has initiated formal communications with all of its significant systems providers to determine the extent to which the Company is vulnerable to third parties' failure to remediate their Year 2000 issues. The primary third-party computer systems on which the Company relies are student loan processing and record-keeping, payroll processing, and banking. All of the Company's service providers in those areas have been contacted, and all have responded with written documentation to the Company that the systems they are using externally or have provided to the Company are Year 2000 compliant.

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

SIEMANN EDUCATIONAL SYSTEMS, INC.
(Registrant)


                                       By: /s/ PAUL T. SIEMANN
                                       -----------------------
                                       Paul T. Siemann, President and CEO